Form 10-Q
period 1998-03-31
FOCAL COMMUNICATIONS CORP
filed 1998-05-14
CIK 1059130

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                            COMMISSION FILE NUMBER
                       FOCAL COMMUNICATIONS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              36-4167094
       (STATE OF INCORPORATION)         (IRS EMPLOYER IDENTIFICATION NUMBER)

                             200 N. LASALLE STREET
                                   SUITE 800
                               CHICAGO, IL 60601
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (312) 895-8400
                        (REGISTRANT'S TELEPHONE NUMBER)

  Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 YES   No [X]

  The number of shares outstanding of the issuer's common stock, as of March 31, 1998:

      Common stock ($.01 par value).............................. 100,307 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        FOCAL COMMUNICATIONS CORPORATION

                                     INDEX

PART I--FINANCIAL INFORMATION
Item 1. Financial Statements
  Consolidated Statements of Operations-Three months ended March 31, 1998
   and 1997 (Unaudited).....................................................   3
  Consolidated Balance Sheets-March 31, 1998 (Unaudited) and December 31,
   1997.....................................................................   4
  Consolidated Statements of Cash Flows-Three months ended March 31, 1998
   and 1997 (Unaudited).....................................................   5
  Condensed Notes to Unaudited Interim Consolidated Financial Statements....   6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations......................................................   9
Item 3. Quantitative and Qualitative Disclosures About Market Risk..........  12
PART II--OTHER INFORMATION
Item 1. Legal Proceedings...................................................  12
Item 6. Exhibits and Reports on Form 8-K....................................  12
SIGNATURES..................................................................  13

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THE THREE MONTHS
                                                            ENDING MARCH 31
                                                         ----------------------
                                                            1998        1997
                                                         -----------  ---------
REVENUES................................................ $ 5,102,448  $     --
Expenses:
  Customer service and network operations...............   1,826,893      8,692
  Selling, general and administrative...................   1,307,625    416,492
  Depreciation and amortization.........................     890,871      7,337
                                                         -----------  ---------
    Total operating expenses............................   4,025,389    432,521
                                                         -----------  ---------
    Operating Income (Loss).............................   1,077,059   (432,521)
Other income (Expense):
  Interest income.......................................   1,015,902     43,055
  Interest expense......................................  (2,109,152)      (135)
                                                         -----------  ---------
                                                          (1,093,250)    42,920
                                                         -----------  ---------
Net loss................................................ $   (16,191) $(389,601)
Accretion to redemption value of class a common stock...         --     (25,891)
Net loss applicable to common stockholders.............. $   (16,191) $(415,492)
                                                         ===========  =========
Basic and diluted net loss per share of common stock.... $     (0.16) $   (4.18)
                                                         ===========  =========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                                      MARCH 31,
                                                         1998       DECEMBER
                       ASSETS                        (UNAUDITED)    31, 1997
                       ------                        ------------  -----------
CURRENT ASSETS:
  Cash and cash equivalents......................... $152,758,944  $ 2,256,552
  Accounts receivable, trade (net of allowance for
   Doubtful accounts of $469,000 and $1,046,000 at
   December 31, 1997 and March 31, 1998,
   respectively)....................................    5,196,879    2,355,814
  Related-party receivables.........................      120,349       34,883
  Other current assets..............................      328,631       90,559
                                                     ------------  -----------
    Total current assets............................  158,404,803    4,737,808
FIXED ASSETS, at cost:..............................   19,386,802   11,793,741
  Less--Accumulated depreciation and Amortization...    1,260,951      616,967
                                                     ------------  -----------
    Fixed assets, net...............................   18,125,851   11,176,774
  Other Non-Current Assets, net.....................    5,697,368          --
                                                     ------------  -----------
                                                     $182,228,022  $15,914,582
                                                     ============  ===========
                                                      MARCH 31,     DECEMBER
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        1998       31, 1997
   ----------------------------------------------    ------------  -----------
CURRENT LIABILITIES:
  Accounts payable.................................. $  5,256,228  $ 1,502,479
  Accrued liabilities...............................      497,404      367,890
  Current maturities of long-term debt..............          --       943,621
                                                     ------------  -----------
    Total current liabilities.......................    5,753,632    2,813,990
LONG-TERM DEBT, net of current maturities...........  152,093,513    2,593,265
OTHER NONCURRENT LIABILITIES........................      269,222      179,481
REDEEMABLE COMMON STOCK:
  Class A, $.01 par value, 85,567 shares authorized
   and 80,307 issued and outstanding at December 31,
   1997.............................................          --    12,403,218
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, Class A, $.01 par value, 85,567
   shares authorized and 80,307 issued and
   outstanding at March 31, 1998....................          803          --
  Common stock, Class B, $.01 par value; 35,000
   shares authorized, 20,000 shares issued and
   outstanding at December 31, 1997 and March 31,
   1998.............................................          200          200
  Common stock, Class C, $.01 par value; 15,000
   shares authorized, 14,711 shares issued and
   outstanding at December 31, 1997 and March 31,
   1998.............................................          147          147
  Additional paid-in capital........................   26,098,850     (103,565)
  Accumulated deficit...............................   (1,988,345)  (1,972,154)
                                                     ------------  -----------
    Total stockholders' equity (deficit)............   24,111,655   (2,075,372)
                                                     ------------  -----------
                                                     $182,228,022  $15,914,582
                                                     ============  ===========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     FOR THREE MONTHS ENDED
                                                            MARCH 31
                                                     ------------------------
                                                         1998         1997
                                                     ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................ $    (16,191) $ (389,601)
Adjustments to reconcile net loss to net cash
 provided by (used in)
 operating activities--
  Depreciation and amortization.....................      890,871       7,337
  Deferred lease costs..............................       89,741         --
  Accretion of Senior Discount Notes................    2,062,174         --
  Provision for losses on accounts receivable.......      577,000         --
  (Increase) decrease in operating assets and
   liabilities--
    Accounts receivable.............................   (3,418,065)        --
    Related-party receivables.......................      (85,466)    (29,679)
    Other assets....................................     (238,072)        --
    Accounts payable and accrued liabilities........    3,883,263    (110,652)
                                                     ------------  ----------
      Net cash provided by (used in) operating
       activities...................................    3,745,255    (522,595)
                                                     ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures................................   (7,593,061) (2,244,385)
Capitalized Debt Issuance Costs.....................   (5,944,255)        --
                                                     ------------  ----------
      Net cash used in investing activities.........  (13,537,316) (2,244,385)
                                                     ------------  ----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..........  150,027,606         --
  Payments on bank credit facility and capital
   leases...........................................   (3,533,153)       (486)
  Proceeds from class A common capital
   contributions....................................   13,800,000   4,000,000
                                                     ------------  ----------
      Net cash provided by financing activities.....  160,294,453   3,999,514
                                                     ------------  ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........  150,502,392   1,232,534
CASH AND CASH EQUIVALENTS, beginning of period......    2,256,552   3,790,121
                                                     ------------  ----------
CASH AND CASH EQUIVALENTS, end of period............ $152,758,944  $5,022,655
                                                     ============  ==========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

    CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
            THREE MONTHS ENDED MARCH 31, 1998 AND DECEMBER 31, 1997

1. BASIS OF PRESENTATION

  The accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which management believes are necessary to present fairly the financial position, results of operations, and cash flows for Focal Communications Corporation and subsidiaries (the "Company") for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Registration Statement on Form S-4 (File No. 333-49397) filed by the Company with the Securities and Exchange Commission on April 3, 1998. The consolidated balance sheet at December 31, 1997 was derived from audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles.

1. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                      MARCH 31,   DECEMBER
                                                        1998      31, 1997
                                                     ----------- -----------
                                                     (UNAUDITED)
      Communications Network........................ $11,125,470 $ 7,906,336
      Construction in progress......................   4,325,152   1,938,236
      Computer Equipment............................   1,211,371     941,237
      Leasehold Improvements........................   2,268,183     652,173
      Furniture and fixtures........................     437,337     355,759
      Motor vehicles................................      19,289         --
                                                     ----------- -----------
                                                     $19,386,802 $11,793,741
                                                     =========== ===========

2. DEBT

  Long-term debt at December 31, 1997 and March 31, 1998 consist of the following:

                                                       MARCH 31,   DECEMBER 31,
                                                          1998         1997
                                                      ------------ ------------
                                                      (UNAUDITED)
      Credit facility with bank, Maximum borrowing
       level at $6,000,000..........................  $        --   $3,480,972
      12.125% senior discount notes due 2008, net of
       unamortized discount of $117,910,220.........   152,089,780         --
      Capital leases on equipment with interest at
       14.66%, $2,327 due Monthly through April,
       2000.........................................         3,733      55,914
                                                      ------------  ----------
                                                       152,093,513   3,536,886
      Less--Current Maturities......................           --      943,621
                                                      ------------  ----------
                                                      $152,093,513  $2,593,265
                                                      ============  ==========

  In February 1998 the Company completed its offering of $270 million stated principal amount at maturity of its 12.125% senior discount notes due 2008 (the "Notes"), which resulted in gross proceeds of $150,027,606. The Notes bear interest at the rate of 12.125% per annum (computed on a semiannual bond equivalent basis). In the period prior to February 15, 2003, interest will accrue but will not be payable in cash. From February 15, 2003, interest on the stated principal amount at maturity of the Notes will be payable in cash semi-annually on August 15 and February 15 of each year, beginning on August 15, 2003.

  The Notes are senior unsecured obligations of the Company ranking pari passu in right of payment with all other existing and future senior indebtedness of the Company, if any, and will rank senior in right of payment to all existing and future subordinated indebtedness of the Company, if any. Holders of secured indebtedness of the Company, however, will have claims that are prior to the claims of the holders of the Notes with respect to the assets securing such other indebtedness. The Notes will be effectively subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries (including trade payables).

  The Notes are redeemable, at the Company's option, in whole or in part, at any time or from time to time, on or after February 15, 2003, at 106.063% of their stated principal amount at maturity, plus accrued and unpaid Current Interest, declining ratably to 100% of their stated principal amount at maturity, plus accrued and unpaid Current Interest, on or after February 15, 2006. In addition, at any time and from time to time, prior to February 15, 2001, the Company may redeem in the aggregate up to 35% of the original aggregate stated principal amount at maturity of the Notes with the proceeds from one or more public equity offerings following which there is a public market, at a redemption price (expressed as a percentage of accreted value on the redemption date) of 112.125%, plus additional interest, if any; provided that at least 65% of the original aggregate stated principal amount at maturity of the Notes remains outstanding after each such redemption.

  The Notes indenture contains certain covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness (and, in the case of certain subsidiaries, issue preferred stock), pay dividends or make distributions in respect of the Company's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, incur liens, cause encumbrances or restrictions to exist on the ability of certain subsidiaries to pay dividends or make distributions in respect of their capital stock, issue and sell capital stock of certain subsidiaries, enter into transactions with affiliates, sell assets, or amalgamate, consolidate, merge or sell or otherwise dispose of all or substantially all of their property and assets. These covenants are subject to important exceptions and qualifications.

3. EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations to basic earnings per share and diluted earnings per share. The Company adopted SFAS No. 128 in January 1998 and has retroactively restated all periods presented. Basic earnings per common share are based on the average quarterly weighted average number of shares of common stock outstanding. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options. Under the requirements of SFAS No. 128 the Company's basic and diluted weighted average number of shares outstanding at March 31, 1997 and 1998 is as follows:

                                                            MARCH 31, MARCH 31,
                                                              1998      1997
                                                            --------- ---------
      Basic Weighted Average Number of Common Shares
       Outstanding.........................................  100,307   99,461
      Dilutive Stock Options...............................    1,304      --
                                                             -------   ------
      Dilutive Weighted Average Number of Common Shares
       Outstanding.........................................  101,611   99,461
                                                             =======   ======

  Dilutive weighted average common shares outstanding are anti-dilutive and have been excluded from the loss per share calculation for the three month period ended March 31, 1998.

4. COMMITMENTS AND CONTINGENCIES

  Under the terms of various short- and long-term contracts, the Company is obligated to pay office rents and rent for leasing fiber optic transmission facilities. The Company is obligated to pay office rents with its operations through 2012. The office rent contracts provide for certain scheduled increases and for possible escalation of basic rentals based on a change in the cost of living or on other factors. The Company expects to enter into other contracts for additional office space, other facilities, equipment and maintenance services in the future.

  A summary of such fixed commitments at March 31, 1998 is as follows:

      YEAR                                                             AMOUNT
      ----                                                           -----------
      1998.......................................................... $   835,465
      1999..........................................................   1,345,834
      2000..........................................................   1,364,727
      2001..........................................................   1,263,920
      2002..........................................................   1,300,429
      Thereafter....................................................   8,383,672
                                                                     -----------
          Total..................................................... $14,494,047
                                                                     ===========

  In the ordinary course of business, the Company is involved in various regulatory matters, proceedings and claims.

  The Company has recorded accounts receivable totaling $3.2 million as of March 31, 1998, and revenues of $1.5 million for the three month period ended March 31, 1998 from another carrier who is currently disputing its obligation to the Company. This dispute was ruled on in favor of the Company by the Illinois Commerce Commission ("ICC") in March of 1998. The other carrier has appealed the ICC ruling, and a stay of payments due was granted in federal district court pending consideration of the appeal. A federal court ruling is expected in June.

5. STOCK OPTIONS

  The Company established the Focal Communications Corporation 1997 Non-Qualified Stock Option Plan (the "Plan") effective February 27, 1997. The Plan is administered by the Company's Board of Directors (the "Board"). The Board has sole and complete authority to select participants and grant options for the Company's Class A common shares which shall not exceed 5,260 shares, as defined. The Company has chosen to account for stock based compensation using the intrinsic value method prescribed in Accounting Principals Board Opinion ("APB") No. 25, "Accounting for Stock Issued To Employees." Accordingly, no compensation expense has been recorded for its stock option awards, but rather, the Company has determined the pro forma net loss amount for the first quarter of 1998 as if compensation expense had been recorded for options granted during 1997 and the first quarter of 1998 under the fair value method described in SFAS No. 123, "Accounting for Stock-Based Compensation."

  The Company utilizes the Black-Scholes option pricing model to estimate the fair value of options at the date of grant. Had the Company adopted SFAS No. 123, pro forma net loss applicable to common stockholders and pro forma basic and diluted net loss per share of common stock would have been approximately ($35,353) and ($.35) for the quarter ended March 31, 1998.

  The following summarizes option activity:

                                                       SHARES
                                                         OF             WEIGHTED
                                                       CLASS            AVERAGE
                                                         A    EXERCISE  EXERCISE
                                                       COMMON  PRICES    PRICES
                                                       ------ --------- --------
      Outstanding at December 31, 1997...............  1,222  $290-$320 $296.61
      Granted during the three months ended March 31,
       1998..........................................    627  $     335 $335.00
                                                       -----  --------- -------
      Outstanding at March 31, 1998..................  1,849  $290-$335 $309.63
                                                       =====  ========= =======

6. REDEEMABLE COMMON STOCK

  On January 23, 1998, the Company amended the Stock Purchase Agreement. As a result of the amendment, the redeemable Class A common stock was reclassified into permanent equity. The amended Stock Purchase Agreement also allows Institutional Investors (as defined therein) at any time and from time to time on or after November 27, 2003, but not after the consummation of a public offering of the Company's equity securities, to require the Company to voluntarily liquidate the assets of the Company. Upon receipt of notice of the required liquidation, the Company may elect to purchase all but not less than all of the Institutional Investors' Class A common shares.

ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                                   OVERVIEW

  General: Focal Communications Corporation and subsidiaries (the "Company") began operations during 1996 and has operated in Chicago since May 1997 and New York since January 1998, currently serving a total of 6 MSAs (metropolitan statistical areas.) The Company plans to offer services in 37 additional MSAs by the end of 1999, reaching a total of 43 MSAs in ten metropolitan markets. As of March 31, 1998, the Company had 21,082 access lines sold, of which 14,528 were installed and in service. This compares to 13,411 lines sold and 7,394 lines installed as of December 31, 1997.

  The Company's plan to expand into 37 additional MSAs requires significant expenditures to fund operating losses and the purchase of capital equipment. The Company believes it can lower its initial capital requirements and generate a substantially greater return on invested capital by concentrating its investment in switching and information, billing, and support systems, while leasing transport facilities. This network investment strategy differs from many other competitive local exchange carries (CLECs) who build and maintain their own transport facilities.

  The Company targets its services to telecommunications-intensive customers and, as a result, expects to generate revenue per line in excess of the industry average. In addition, the Company's cost structure is anticipated to be below the industry average. Consequently, the Company expects to more rapidly generate positive operating cash flow from its new networks as compared to other CLECs. Nevertheless, the simultaneous development of a number of new networks may result in negative consolidated operating cash flow.

  Revenues: The Company's revenue is comprised of monthly recurring charges, usage charges, and initial, non-recurring charges. Monthly recurring charges include the fees paid by customers for lines in service, additional features on those lines, and colocation space. Monthly recurring charges are derived only from end user customers. Usage charges consist of fees paid by end users for each call made, fees paid by the incumbent local exchange carrier (ILEC) and other CLECs as reciprocal compensation (which results from the Company terminating calls made by ILEC customers or other CLEC customers to Focal's customers), and access charges paid by the interexchange carriers (IXCs) for long distance traffic originated and terminated by the Company. Usage charges are derived from both end user customers and from other carriers. Initial non-recurring charges are paid by end users, if applicable, for the installation of service by the Company.

  A majority of the Company's revenue currently consists of reciprocal compensation. This is the result of an imbalance of inbound and outbound traffic due to the preponderance of inbound applications utilized by the Company's customers. Such inbound applications include Focal Virtual Office service which is used by Focal's corporate customers and Focal Multi-Exchange Service which is used by Focal's Information Service Provider (ISP) customers. The Company expects the proportion of revenue represented by reciprocal compensation to decline over time as the percentage of lines sold for outbound applications increases as each given market matures.

  End user invoices are sent monthly with recurring charges being billed in advance and usage charges being billed in arrears. Reciprocal compensation and carrier access invoices are sent monthly to the appropriate ILECs and IXCs according to industry standard practices and in industry standard formats.

  Operating Expenses: The Company's operating expenses are categorized as customer service and network operations; selling, general and administrative; and depreciation and amortization expense. Settlement costs are a significant portion of customer service and network operations expense and are comprised of leased transport charges and reciprocal compensation payments. Leased transport charges are the lease payments incurred by Focal for the fiber optic transmission facilities used to connect the Company's customers to its switch and to connect to the ILEC and other CLEC networks. The Company's strategy of leasing rather than building its own fiber transport facilities results in the Company's cost of service being a significant component of total costs. The Company has to date been successful in negotiating lease agreements which match the duration of its customer contracts, thereby allowing the Company to avoid the risk of continuing expenses associated with transmission facilities that are not being used by revenue generating customers. The Company pays reciprocal compensation to ILECs and other CLECs for terminating calls made by Focal's customers to customers of the ILEC or CLEC.

  Other customer service and network operations expense consists of the costs to operate the Company's network and the costs of providing customer care activities. Major components include: wages, rent, power, equipment maintenance, supplies, and contract employees.

  Selling, general and administrative expenses consist of sales force compensation and promotional expenses as well as the cost of corporate activities related to regulatory, finance, human resources, legal, executive, and other administrative activities.

  The Company's strategy of leasing, rather than building, its transport network results in capital expenditures which are proportionately lower than most fiber-based CLECs. In addition, the proportion of capital expenditures which are "success-based" are higher than most fiber-based CLECs. In contrast, the Company incurs operating expenses for leased facilities, which are proportionately higher than fiber-based CLECs. The margin impact of these higher, anticipated operating expenses is expected to be mitigated, in part, by a higher revenue per line, which the Company anticipates as a result of its focus on telecommunications-intensive users.

                             RESULTS OF OPERATIONS

  Although the Company began operations on May 31, 1996, the Company did not generate any revenue until May of 1997, therefore, any comparison of operating results between three months ended March 31, 1997 and three months ended March 31, 1998 would not be meaningful.

                       THREE MONTHS ENDED MARCH 31, 1998

  During the three months ended March 31, 1998, the Company generated $5,102,448 in operating revenues. Customer service and network operations expense totaled $1,826,893, and selling, general and administrative expense during the period was $1,307,625. Customer service and network operations expenses consisted primarily of leased transport charges, payroll and rent costs. Selling, general and administrative expenses were largely comprised of payroll and legal and accounting costs.

  Depreciation and amortization expense during the period was $890,871, resulting primarily from network assets placed in service in the Company's operational markets. In addition, a portion of the amount is attributable to the amortization of expenses incurred from the Company's offering of $270,000,000 stated principal amount at maturity of 12.125% senior discount notes due 2008. The offering was consummated on February 18, 1998 and the Company received $150,027,606 in gross proceeds.

  Interest income for the three months ended March 31, 1998 was $1,015,902 and interest expense was $2,109,152. The Company's net loss for the period totaled $16,191. This loss was largely due to increased interest expense accrued by the Company as a result of the completion of its senior discount note offering.

  For the three months ended March 31, 1998, the Company's Chicago operating subsidiary had 11,535 access lines in service and generated revenues of $4,781,132. The subsidiary recorded positive EBITDA, (earnings before interest, taxes, depreciation and amortization) of $2,834,462, which includes a pro-rata allocation of central operations and corporate expenses. EBITDA is not a substitute for net income or cash flow as determined in accordance with generally accepted accounting principles. The Company believes EBITDA is commonly used by investors to analyze and compare companies in the telecommunications industry.

                       THREE MONTHS ENDED MARCH 31, 1997

  During the three months ended March 31, 1997, the Company did not generate operating revenue due to the fact that service did not commence until May 1997. Customer service and network operations expenses were $8,692. Selling, general and administrative expenses were $416,492, resulting primarily from payroll costs. Depreciation and amortization expense was $7,337 for the three months ended March 31, 1997. The Company earned $43,055 in interest income and paid a negligible amount of interest expense. For the three months ended March 31, 1997, the Company had a net loss of $389,601, resulting from the incurrence of operating expenses for the initial development of the Company's business.

                        LIQUIDITY AND CAPITAL RESOURCES

  The Company's existing operations have required, and its planned operations will require, significant capital to fund the purchase and installation of telecommunications switches, equipment, infrastructure, and the operating losses expected during the start-up phase of each new market. Capital expenditures were $7,593,061 for the three months ended March 31, 1998 and $2,244,385 for the three months ended March 31, 1997. The Company expects total capital expenditures for the year ended December 31, 1998 to be approximately $50 million. Total capital expenditures for the buildout of the ten city plan are currently estimated to be $110 million. Prior to the completion of the senior discount note offering, the Company funded a substantial portion of its capital expenditures through the private sale of equity securities. In November 1996, the Company entered into a stock purchase agreement which provided for the contribution over time of approximately $26.1 million of equity funding by a group of investors. As of February 13, 1998, the equity investors have contributed the entire $26.1 million to the Company. In addition, in 1997, the Company's Illinois subsidiary borrowed approximately $3.5 million under a bank credit facility. The Company used a portion of the net proceeds from the senior discount note offering to prepay this indebtedness and cancel the facility.

  On February 18, 1998, the Company received gross proceeds of $150,027,606 from the completion of its 12.125% senior discount note offering. The notes will accrete to an aggregate stated principal amount of $270,000,000 by February 15, 2003. No interest will be payable on the Notes prior to August 15, 2003. Thereafter, interest will be payable semiannually on August 15 and February 15 of each year.

  With the exception of the fourth quarter of 1997, the Company has incurred net losses. A portion of the prior equity investments and debt proceeds have been used to fund the Company's negative cash flow and net losses. Management believes the Company may produce negative operating cash flow on a consolidated basis as it completes the buildout of its ten city plan. There can be no assurance the Company will realize positive consolidated operating cash flow in subsequent periods. Until sufficient cash flow is generated, the Company will continue to rely on cash on hand and outside capital to meet its cash requirements.

  The Company expects its available cash, including the net proceeds from the sale of its senior discount notes, will be sufficient to fund its capital requirements through 1999. However, if the Company's expansion occurs more rapidly than currently anticipated or if its operating results are below expectations, the Company may require additional capital. The Company may decide to raise additional capital before such time. The

Company may secure additional funding through the sale of public or private debt and/or equity securities or enter into a future bank credit facility. There can be no assurance, however, that the Company will be successful in raising sufficient additional capital on terms that it will consider acceptable or that the Company's operations will produce positive consolidated cash flow in sufficient amounts to meet its debt obligations. Failure to raise and generate sufficient funds may require the Company to delay or abandon some of its planned future expansion or expenditures, which could have a material adverse effect on the Company's growth and its ability to compete in the telecommunications industry.

  The foregoing discussion contains forward-looking statements. The company's future performance is subject to numerous risks and uncertainties that could cause actual results to deviate substantially from those discussed in these forward-looking statements. Factors that could impact the variability of future results include: the outcome of legal and regulatory proceedings regarding reciprocal compensation for Internet-related calls; successful execution of the company's expansion activities into new geographic markets on a timely and cost-effective basis; the pace at which new competitors enter the company's existing and planned markets; competitive responses of the incumbent local exchange carriers; execution of interconnection agreements with incumbent local exchange carriers on terms satisfactory to the company; maintenance of the company's supply agreements for transmission facilities; continued acceptance of the company's services by new and existing customers; and the ability to attract and retain talented employees. Investors are encourged to examine the company's SEC filing on form S-4, which more fully describes the risks and uncertainties associated with the company's business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Required

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  From time to time the Company is party to routine litigation and proceedings in the ordinary course of its business. Other than listed below, the Company and its subsidiaries are not aware of any current or pending litigation that the Company believes would have a material adverse effect on the Company's results of operations or financial condition. The Company and its subsidiaries continue to participate in regulatory proceedings before the FCC and state regulatory agencies concerning the authorization of services and the adoption of new regulations.

  Focal, together with other CLECs, contend that Ameritech Illinois owes reciprocal compensation for calls originated by customers of Ameritech Illinois and terminated by CLECs to Internet service providers, who then route traffic onto the Internet. The Company has recorded cumulative revenue and related accounts receivable totaling $3.2 million as of March 31, 1998, from Ameritech Illinois who is currently disputing this obligation to the Company. The Illinois Commerce Commission ("ICC") ruled in favor of the Company and other CLECs regarding this dispute in March of 1998. On March 27, 1998, Ameritech Illinois filed suit in the United States District Court for the Northern District of Illinois seeking to reverse the ICC order and seeking a stay of the ICC order pending consideration of the appeal. On May 1, 1998, the District Court granted Ameritech Illinois' stay request and set a hearing date of June 25, 1998, for oral arguments related to the appeal. The Court indicated its plan to release an order on the matter on June 26, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    27.1 Financial Data Schedule

  (b.) Reports on Form 8-K

    The Company did not file any current reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Focal Communications Corporation

Date: May 14, 1998                        /s/ Robert C. Taylor, Jr.
                                          _____________________________________
                                          Robert C. Taylor, Jr., President and
                                           Chief Executive Officer (Authorized
                                           Officer)

Date: May 14, 1998                        /s/ Joseph A. Beatty
                                          _____________________________________
                                          Joseph A. Beatty , Executive Vice
                                           President and Chief Financial
                                           Officer (Principal Financial
                                           Officer)

Date: May 14, 1998                        /s/ Robert M. Junkroski
                                          _____________________________________
                                          Robert M. Junkroski, Controller
                                           (Principal Accounting Officer)