Form 10-Q
period 1998-06-30
FOCAL COMMUNICATIONS CORP
filed 1998-08-14
CIK 1059130

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the Quarterly Period Ended June 30, 1998

                            Commission file number
                                   333-49397
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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or required for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             YES_______ No ___X___


The number of shares outstanding of the issuer's common stock, as of June 30, 1998:
              Common stock ($.01 par value) . . . . 100,307 shares

                                     INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Operations
         Three months ended June 30, 1998 and 1997 (Unaudited), and
         the Six months ended June 30, 1998 and 1997.                                   3

         Consolidated Balance Sheets
         June 30, 1998 (Unaudited) and December 31,1997                                 4

         Consolidated Statements of Cash Flows
         Six months ended June 30, 1998 and 1997 (Unaudited)                            5

         Condensed Notes to Unaudited Interim Consolidated Financial Statements         6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                               10

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                                              13

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                             14

Item 6.   Exhibits and Reports on Form 8-K                                              14


SIGNATURES                                                                              15

                        Part I - Financial Information


Item 1.  Financial Statements


               Focal Communications Corporation and Subsidiaries

                     Consolidated Statements of Operations

                                                    For the three months                   For the six months
                                                        ended June 30                         ended June 30
                                                         (Unaudited)                           (Unaudited)
                                                   1998               1997               1998               1997
REVENUES                                        $ 8,078,043       $    86,908         $13,180,490       $    86,908

EXPENSES:
  Customer service and network operations         2,787,055           244,271           4,613,949           252,962
  Selling, general and administrative             1,964,160           578,104           3,271,785           994,597
  Depreciation and amortization                   1,115,398            85,222           2,006,269            92,559
  Non-cash compensation expense                     325,000           325,000             650,000           650,000
                                                -----------       -----------         -----------       -----------
          Total operating expenses                6,191,613         1,232,597          10,542,003         1,990,118
                                                -----------       -----------         -----------       -----------
          Operating Income(Loss)                  1,886,430        (1,145,689)          2,638,487        (1,903,210)
                                                -----------       -----------         -----------       -----------
OTHER INCOME (EXPENSE):
  Interest income                                 2,064,813            55,884           3,080,716            98,939
  Interest expense                               (4,534,642)           (3,562)         (6,643,793)           (3,697)
                                                -----------       -----------         -----------       -----------
                                                 (2,469,829)           52,322          (3,563,077)           95,242
                                                -----------       -----------         -----------       -----------
NET LOSS                                        $  (583,399)      $(1,093,367)        $  (924,590)      $(1,807,968)

ACCRETION TO REDEMPTION VALUE OF
  CLASS A COMMON STOCK                                    -           (25,890)                  -           (51,780)
                                                -----------       -----------         -----------       -----------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS                                  $  (583,399)      $(1,119,257)        $  (924,590)      $(1,859,748)
                                                ===========       ===========         ===========       ===========
BASIC AND DILUTED NET LOSS PER SHARE
  OF COMMON STOCK                               $     (5.82)      $     (7.92)        $     (9.22)      $    (18.62)
                                                ===========       ===========         ===========       ===========

               Focal Communications Corporation and Subsidiaries
                          Consolidated Balance Sheets
                      June 30, 1998 and December 31, 1997

                                                             June 30, 1998      December 31, 1997
                    ASSETS                                    (Unaudited)
                                                             -------------      -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                   $140,077,423         $ 2,256,552
  Accounts receivable, trade (net of allowance for
    Doubtful accounts of $469,000 and $1,298,000 at
    December 31, 1997 and June 30, 1998, respectively)           7,879,444           2,355,814
  Related-party receivables                                              -              34,883
  Other current assets                                             384,104              90,559
                                                              ------------         -----------
          Total current assets                                 148,340,971           4,737,808

FIXED ASSETS, at cost:                                          32,188,565          11,793,741
  Less- Accumulated depreciation and
    Amortization                                                 2,079,666             616,967
                                                              ------------         -----------
          Fixed assets, net                                     30,108,899          11,176,774

  Other Non-Current Assets, net                                  5,573,279                   -
                                                              ------------         -----------
                                                              $184,023,149         $15,914,582
                                                              ============         ===========
LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                            $  2,083,051         $ 1,502,479
  Accrued liabilities                                            1,103,571             367,890
  Current maturities of long-term debt                                   -             943,621
                                                              ------------         -----------
          Total current liabilities                              3,186,622           2,813,990

LONG-TERM DEBT, net of current maturities                      156,624,309           2,593,265

OTHER NONCURRENT LIABILITIES                                       358,963             179,481

REDEEMABLE COMMON STOCK:
  Class A, $.01 par value, 85,567 shares
    authorized and 80,307 issued
    and outstanding at December 31, 1997                                 -          12,403,218

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, Class A, $.01 par value,
    85,567 shares authorized and 80,307 issued
    and outstanding at June 30, 1998                                   803                   -
  Common stock, Class B, $.01 par value; 35,000
    shares authorized, 20,000 shares issued and
    outstanding at December 31, 1997 and
    June 30, 1998                                                      200                 200
  Common stock, Class C, $.01 par value; 15,000
    shares authorized, 14,711 shares issued and
    outstanding at December 31, 1997 and
    June 30, 1998                                                      147                 147
  Additional paid-in capital                                    31,298,850           5,096,435
  Deferred compensation                                         (3,141,667)         (3,791,667)
  Accumulated deficit                                           (4,305,078)         (3,380,487)
                                                              ------------         -----------
          Total stockholders' equity (deficit)                  23,853,255          (2,075,372)
                                                              ------------         -----------
                                                              $184,023,149         $15,914,582
                                                              ============         ===========

               Focal Communications Corporation and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                                For six months ended June 30
                                                                               1998                     1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $   (924,591)            $(1,807,968)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities-
     Depreciation and amortization                                            2,006,269                  92,559
     Deferred lease costs                                                       179,484                       -
     Deferred compensation                                                      650,000                 650,000
     Accretion of Senior Discount Notes                                       6,596,702                       -
     Provision for losses on accounts receivable                                829,000                  11,051
     (Increase) decrease in operating assets and liabilities-
       Accounts receivable                                                   (6,352,630)                (97,959)
       Related-party receivables                                                 34,883                  16,883
       Other assets                                                            (293,545)                (96,985)
       Accounts payable and accrued liabilities                               1,316,253                 273,432
                                                                           ------------             -----------
        Net cash provided by (used in) operating activities                   4,041,825                (958,987)
                                                                           ------------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                    (20,394,824)             (3,695,993)
                                                                           ------------             -----------
          Net cash used in investing activities                             (20,394,824)             (3,695,993)
                                                                           ------------             -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt(net)                             143,910,756                  67,448
  Payments on bank credit facility and capital leases                        (3,536,886)                 (7,061)
  Proceeds from Class A common capital contributions                         13,800,000               4,275,000
                                                                           ------------             -----------
          Net cash provided by financing activities                         154,173,870               4,335,387
                                                                           ------------             -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   137,820,871                (319,593)

CASH AND CASH EQUIVALENTS, beginning of period                                2,256,552               3,790,121
                                                                           ------------             -----------
CASH AND CASH EQUIVALENTS,  end of period                                  $140,077,423             $ 3,470,528
                                                                           ============             ===========

               Focal Communications Corporation and Subsidiaries
    Condensed Notes to Unaudited Interim Consolidated Financial Statements
                Three months and Six months ended June 30, 1998


1.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which management believes are necessary to present fairly the financial position, results of operations, and cash flows for Focal Communications Corporation and Subsidiaries (the "Company") for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Registration Statement on Form S-4 (File No. 333-49397) filed by the Company with the Securities and Exchange Commission. The consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles.

As of the second quarter 1998 reporting period, the company has adopted a change in accounting and applied it retroactively in order to recognize non-cash compensation expense related to the issuance of certain common shares upon the Company's recapitalization in November 1996. All prior periods have been adjusted to reflect this change in accounting.

1.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                  June 30, 1998          December 31, 1997
                                                   (Unaudited)
                                                  -------------          -----------------
Communications Network                             $12,772,941              $ 7,906,336
Construction in progress                            14,686,578                1,938,236
Computer Equipment                                   1,692,504                  941,237
Leasehold Improvements                               2,486,749                  652,173
Furniture and fixtures                                 530,504                  355,759
Motor vehicles                                          19,289                        -
                                                   -----------              -----------
                                                   $32,188,565              $11,793,741
                                                   ===========              ===========

2.  DEBT

Long-term debt at December 31, 1997 and June 30, 1998 consisted of the following:

                                                                                 June 30, 1998             December 31, 1997
                                                                                  (Unaudited)
                                                                                 -------------             -----------------
Credit facility with bank, maximum borrowing level at $6,000,000                  $           -                $3,480,972

12.125% senior discount notes due 2008, net of unamortized
discount of $113,375,691                                                            156,624,309                         -

Capital leases on equipment with interest at 14.66%, $2,327 due
monthly through April, 2000                                                                   -                    55,914
                                                                                 --------------                ----------
                                                                                    156,624,309                 3,536,886
Less- current maturities                                                                     -                    943,621
                                                                                  ------------                 ----------
                                                                                  $156,624,309                 $2,593,265
                                                                                  ============                 ==========

In February 1998 the Company completed its offering of $270 million stated principal amount at maturity of its 12.125% senior discount notes due 2008 (the "Notes"), which resulted in gross proceeds of $150,027,606. The Notes bear interest at the rate of 12.125 % per annum (computed on a semiannual bond equivalent basis). In the period prior to February 15, 2003, interest will accrue but will not be payable in cash. From February 15, 2003, interest on the stated principal amount at maturity of the Notes will be payable in cash semi-annually on August 15 and February 15 of each year, beginning on August 15, 2003.

The Notes are senior unsecured obligations of the Company ranking pari passu in right of payment with all other existing and future senior indebtedness of the Company, if any, and will rank senior in right of payment to all existing and future subordinated indebtedness of the Company, if any. Holders of secured indebtedness of the Company, however, will have claims with respect to the assets securing such other indebtedness that are prior to the claims of the holders of the Notes. The Notes will be effectively subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries (including trade payables).

The Notes are redeemable, at the Company's option, in whole or in part, at any time or from time to time, on or after February 15, 2003, at 106.063% of their stated principal amount at maturity, plus accrued and unpaid Current Interest, declining ratably to 100% of their stated principal amount at maturity, plus accrued and unpaid Current Interest, on or after February 15, 2006. In addition, at any time and from time to time, prior to February 15, 2001, the Company may redeem in the aggregate up to 35% of the original aggregate stated principal amount at maturity of the Notes with the proceeds from one or more public equity offerings following which there is a public market, at a redemption price (expressed as a percentage of accreted value on the redemption date) of 112.125%, plus current interest, if any; provided that at least 65% of the original aggregate stated principal amount at maturity of the Notes remains outstanding after each such redemption.

The indenture for the Notes contains certain covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness (and, in the case of certain subsidiaries, issue preferred stock), pay dividends or make distributions in respect of the Company's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, incur liens, cause encumbrances or restrictions to exist on the ability of certain subsidiaries to pay dividends or make distributions in respect of their capital stock, issue and sell capital stock of certain subsidiaries, enter into transactions with affiliates, sell assets, or amalgamate, consolidate, merge or sell or otherwise dispose of all or substantially all of their property and assets. These covenants are subject to important exceptions and qualifications.

The Company anticipates commencement of an Exchange Offer for the Notes on August 14, 1998, which will allow holders to exchange existing Notes for 12.125% Senior Discount Notes due 2008, Series B, which will have been registered with the Securities and Exchange Commission. The Series B Notes are identical in all material terms with the existing senior discount notes.

3.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations to basic earnings per share and diluted earnings per share.
The Company adopted SFAS No. 128 in January 1998 and has retroactively restated all periods presented. Basic earnings per common share are based on the average quarterly weighted average number of shares of common stock outstanding.
Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options. Dilutive weighted average common shares outstanding are anti-dilutive and have been excluded from the loss per share calculation for the three month and six month periods ended June 30, 1998, and June 30, 1997.

4.  COMMITMENTS AND CONTINGENCIES

Under the terms of various short- and long-term contracts, the Company is obligated to pay office rents and rent for leasing fiber optic transmission facilities. The Company is obligated to pay office rents through 2012. The office rent contracts provide for certain scheduled increases and for possible escalation of basic rentals based on a change in the cost of living or on other factors. The Company expects to enter into other contracts for additional office space, other facilities, equipment and maintenance services in the future.

A summary of such fixed commitments at June 30, 1998 is as follows:

      Year                  Amount
      1998               $   877,490
      1999                 1,935,529
      2000                 1,964,064
      2001                 1,869,199
      2002                 1,911,780
   Thereafter             14,809,367
                         -----------
     Total               $23,367,429


In the ordinary course of business, the Company is involved in various regulatory matters, proceedings and claims.

The Company has recorded accounts receivable totaling $4.4 million as of June 30, 1998, and revenues of $2.4 million for the six month period ended June 30, 1998 from another carrier who is currently disputing its obligations to the Company. This dispute was ruled on in favor of the Company by the Illinois Commerce Commission ("ICC") in March of 1998. The other carrier appealed the ICC ruling to the United States District Court for the Northern District of Illinois. The District Court rendered a decision on July 21, 1998 affirming the ICC order. The ICC order has been stayed for an additional 50 days to allow the parties to appeal.

In July, 1998 Ameritech filed a complaint with the ICC alleging that Focal's Virtual Office service violates the interconnection agreement between Ameritech and the Company and certain state statutes. Ameritech also alleged that through its Virtual Office service, Focal is contributing to the exhaustion of phone numbers in the 847 area code. Ameritech complained that calls on Focal's Virtual Office network are circumventing local toll charges, and should not be subject to reciprocal compensation. Ameritech also alleged that the Company is offering service in violation of the state's pay-per-call rules. The case is set for hearing before the ICC in September, 1998. The Company believes that these claims lack merit. Nevertheless, an adverse outcome in this dispute could have a material adverse effect on the Company.

5.  STOCK OPTIONS

The Company established the Focal Communications Corporation 1997 Non-Qualified Stock Option Plan (the "Plan") effective February 27, 1997. The Plan is administered by the compensation committee of the Company's Board of Directors (the "Board"). The Board has sole and complete authority to select participants and grant options for the Company's Class A common shares which shall not exceed 5,260 shares, as defined in the plan. The Company has chosen to account for stock based compensation using the intrinsic value method prescribed in Accounting Principals Board Opinion ("APB") No. 25, "Accounting for Stock Issued To Employees." Accordingly, no compensation expense has been recorded for its stock option awards, but rather, the Company has determined the pro forma net loss amount for the first quarter and second quarter of 1997 and 1998 as if compensation expense had been recorded for options granted during 1997 and the first six months of 1998 under the fair value method described in SFAS No. 123, "Accounting for Stock-Based Compensation".

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of options at the date of grant. Had the Company adopted SFAS No. 123, pro forma net loss applicable to common stockholders and pro forma basic and diluted net loss per share of common stock would have been approximately $(997,263) and ($9.94) for the six months ended June 30, 1998.

The following summarizes option activity:

                                                                                                         Weighted
                                                                    Shares of                            Average
                                                                     Class A           Exercise          Exercise
                                                                      Common            Prices            Price
                                                                    ---------         ----------         --------
Outstanding at December 31, 1997                                      1,222           $ 290-$320           $296.61
Granted during the six months ended June 30, 1998                     1,784           $335-1,050           $788.54
                                                                      -----           ----------           -------
Outstanding at June 30, 1998                                          3,006           $290-1,050           $588.56
                                                                      =====           ==========           =======

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

  Item 2.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations



  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

OVERVIEW

  General: The Company began operations during 1996 and has operated in Chicago since May 1997 and New York since January 1998, currently serving a total of 6 MSAs (metropolitan statistical areas). The Company plans to offer services in 37 additional MSAs by the end of 1999, reaching a total of 43 MSAs in ten metropolitan markets. As of June 30, 1998, the Company had 30,385 access lines sold, of which 24,357 were installed and in service. This compares to 13,411 lines sold and 7,394 lines installed as of December 31, 1997.

  The Company's plan to expand into 37 additional MSAs requires significant expenditures to fund operating losses and the purchase of capital equipment. The Company believes it can lower its initial capital requirements and generate a substantially greater return on invested capital by concentrating its investments in switching and information, billing, and support systems, while leasing transport facilities. This network investment strategy differs from many other competitive local exchange carries (CLECs) who build and maintain their own transport facilities.

  The Company targets its services to telecommunications-intensive customers and, as a result, expects to generate revenue per line in excess of the industry average. In addition, the Company believes that its cost structure is below the industry average. Consequently, the Company expects to more rapidly generate positive operating cash flow from its new networks as compared to other CLECs. Nevertheless, the simultaneous development of a number of new networks may result in negative consolidated operating cash flow.

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

  Reciprocal compensation is currently a significant component of the Company's total revenue, representing 75% of total revenue recorded during the first six months of 1998. This is the result of an imbalance of inbound and outbound traffic due to the preponderance of inbound applications utilized by the Company's customers. Such inbound applications include Focal Virtual Office service which is used by Focal's corporate customers and Focal Multi-Exchange Service which is used by Focal's Internet Service Provider (ISP) customers. The Company expects the proportion of revenue represented by reciprocal compensation to decline over time as the percentage of lines sold for outbound applications increases as each given market matures.

  End user invoices are sent to customers monthly with recurring charges being billed in advance and usage charges being billed in arrears. Reciprocal compensation and carrier access invoices are sent monthly to the appropriate ILECs and IXCs according to industry standard practices and in industry standard formats.

  Operating Expenses: The Company's operating expenses are categorized as customer service and network operations; selling, general and administrative; depreciation and amortization; and non-cash compensation expense. Settlement costs are a significant portion of customer service and network operations expense and are comprised of leased transport charges and reciprocal compensation payments. Leased transport charges are the lease payments incurred by Focal for the fiber optic transmission facilities used to connect the Company's customers to its switch and to connect the Company's network to the ILEC and other CLEC networks. The Company's strategy of leasing rather than building its own fiber transport facilities results in the Company's cost of service being a significant component of total costs. The Company has to date been successful in negotiating lease agreements which match the duration of its customer contracts, thereby allowing the Company to avoid the risk of continuing expenses associated with transmission facilities that are not being used by revenue generating customers. The Company pays reciprocal compensation to ILECs and other CLECs for terminating calls made by Focal's customers to customers of the ILEC or CLEC.

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

  The Company records non-cash compensation expense each quarter as a result of having given retroactive effect to a change in accounting related to certain shares issued to the Company's founders in November 1996. This change in accounting is further described in Amendment No. 4 to Form S-4 filed with the Securities and Exchange Commission on August 13, 1998.

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

RESULTS OF OPERATIONS

 Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

  Total revenue for the three months ended June 30, 1998 was $8,078,043 compared to $86,908 for the three months ended June 30, 1997. The significant increase in revenue is due to the Company's rapid growth in its Chicago and New York markets during 1998 and the fact that service was first initiated in May 1997. Customer service and network operations expense was $244,271 in the three months ended June 30, 1997 and $2,787,055 during the most recent three-month period. The increase resulted from the Company's rapid expansion and related costs for leased facilities, usage settlements, customer care and operations personnel, equipment maintenance, and other operating expenses. Selling, general and administrative expense also increased due to the Company's expansion from $578,104 during the three months ended June 30, 1997 to $1,964,160 during the most recent three-month period. Similarly, depreciation and amortization increased from $85,222 to $1,115,398 in the comparative periods as a result of a significant increase in the level of fixed assets put into service by the Company. Non-cash compensation expense was $325,000 for each period since the value of shares recognized as compensation in each period was the same. Interest income increased from $55,884 in the three months ended June 30, 1997 to $2,064,813 in the three months ended June 30, 1998 due to a substantial increase in cash balances held by the Company, primarily from financing activities. Interest expense increased from $3,562 in the three months ended June 30, 1997 to $4,534,642 in the most recent three-month period due to accrued interest expense from the Company's 12.125% senior discount notes due 2008 (the "Notes"), which were issued in February 1998. The Company's net loss decreased from ($1,119,257) during the three months ended June 30, 1997 to ($583,399) in the three-month period ended June 30, 1998.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

  Total revenue for the six months ended June 30, 1998 was $13,180,490 compared to $86,908 for the six months ended June 30, 1997. The significant increase in revenue is due to the Company's rapid growth in its Chicago and New York markets during 1998 and the fact that service was first initiated in May 1997. Customer service and network operations expense was $252,962 in the six months ended June 30, 1997 and $4,613,949 during the most recent six-month period. The increase resulted from the Company's rapid expansion and related costs for leased facilities, usage settlement, customer care and operations personnel, equipment maintenance, and other operating expenses. Selling, general and administrative expense also increased due to the Company's expansion from $994,597 during the six months ended June 30, 1997 to $3,271,785 during the most recent six-month period. Similarly, depreciation and amortization increased from $95,559 to $2,006,269 in the comparative periods as a result of a significant increase in the level of fixed assets put into service by the Company. Non-cash compensation expense was $650,000 for each period since the value of shares recognized as compensation in each period was the same. Interest income increased from $98,939 in the six months ended June 30, 1997 to $3,080,716 in the six months ended June 30, 1998 due to a substantial increase in cash balances held by the Company, primarily from financing activities. Interest expense increased from $3,697 in the six months ended June 30, 1997 to $6,643,793 in the most recent six month period due to accrued interest expense from the Company's 12.125% senior discount notes due 2008 (the "Notes"), which were issued in February 1998. The Company's net loss decreased from ($1,859,748) during the six months ended June 30, 1997 to ($924,590) in the six-month period ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's existing operations have required, and its planned operations will require, significant capital to fund the purchase and installation of telecommunications switches, equipment, infrastructure, and the operating losses expected during the start-up phase of each new market. Capital expenditures were $20,394,824 for the six months ended June 30, 1998. The Company expects total capital expenditures for the year ended December 31, 1998 to be approximately $60 million. Total capital expenditures for the buildout of the Company's ten city plan are currently estimated to be $110 million. Prior to issuance of the Notes, the Company funded a substantial portion of its capital expenditures through the private sale of equity securities. In November 1996, the Company entered into a stock purchase agreement which provided for the contribution over time of approximately $26.1 million of equity funding by a group of investors. As of February 13, 1998, the equity investors have contributed the entire $26.1 million to the Company. In addition, in 1997, the Company's Illinois subsidiary borrowed approximately $3.5 million under a bank credit facility. The Company used a portion of the net proceeds from the senior discount note offering to prepay this indebtedness and cancel the facility.

  On February 18, 1998, the Company received gross proceeds of $150,027,606 from the completion of its offering of 12.125% senior discount notes due 2008. The Notes will accrete to an aggregate stated principal amount of $270,000,000 by February 15, 2003. No interest will be payable on the Notes prior to August 15, 2003. Thereafter, interest will be payable semiannually on August 15 and February 15 of each year.

  The Company has incurred net losses since inception. A portion of the prior equity investments and debt proceeds have been used to fund the Company's negative cash flow and net losses. Management believes the Company may produce negative operating cash flow on a consolidated basis as it completes the buildout of its ten city plan. There can be no assurance the Company will realize positive consolidated operating cash flow in subsequent periods. Until sufficient cash flow is generated, the Company will continue to rely on cash on hand and outside capital to meet its cash requirements.

  The Company's cash flows for the period from May 31, 1996 (the Company's commencement of operations) to December 31, 1996, was $3,790,121. During this period, net cash used in operating activities consisted of $152,576; net cash used in investing activities consisted of $82,303; and net cash provided by financing activities consisted of $4,025,000. The Company's cash flows for the year ended December 31, 1997 was $1,533,569. During this period, net cash used in operating activities consisted of $1,634,017; net cash used in investing activities consisted of $11,655,524; and net cash provided by financing activities consisted of $11,755,972. The Company's cash flows for the six months ended June 30, 1998 was $137,820,871. During this period, net cash provided by operating activities consisted of $4,041,825; net cash used in investing activities consisted of $20,394,824; and net cash provided by financing activities consisted of $154,173,870.

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

Impact of the Year 2000 Issue

  The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs or systems of the Company or the Company's suppliers that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities, or interruptions of customer service.

  The Company has performed an internal assessment of its information systems, including its DMS-500 Super-Node central office switches and hardware, to determine whether such systems and hardware are year 2000 compliant. The Company has received assurances from its material hardware vendors and from all but one of its major software vendors that the products used by the Company are year 2000 compliant and will function adequately. In addition, the Company has been advised by its remaining major software vendor, which provides the Company's billing system, that an upgrade to the current system, which is expected to be operational by the end of 1998, will be year 2000 compliant. The Company does not anticipate that the cost of such upgrade will be material.

  The Company's services are also dependent on network systems, including switching systems, maintained by other carriers, including the ILECs and IXCs. The Company is in the process of assessing the year 2000 compliance status of certain other carriers with whom the Company has material relationships. Such assessment relies (without any independent verification) on the statements, including the assumptions underlying such statements, from such carriers that appear in such carriers' periodic reports filed with the Commission pursuant to the Exchange Act. The risks associated with the failure of such carriers' systems would include potential interruption of service, including blocked calls and delayed call completion, especially for the Company's high-volume corporate customers. Because the Company leases its transport capacity and is dependent on the availability of fiber optic transport facilities owned by other carriers, there are few, if any, contingency measures that the Company could take if year 2000 non-compliance were to cause the facilities of the Company's carriers to become unavailable. While the Company leases transport facilities from multiple carriers in each of its relevant markets and attempts to provide redundancy and diversity in service, there can be no assurance that multiple network failures in a particular market could not occur. Should such vendors experience facilities failures, it could prove disruptive to the Company's business and could have a material adverse effect on the Company. In addition, there can be no assurance that devoting additional resources of the Company to year 2000 non-compliance, if arising, would not have a material adverse effect on the Company. The Company will continue its year 2000 compliance assessment of its own computer programs and systems. If it comes to the attention of the Company's management that any of its systems, or the systems of those on which the Company relies, are not year 2000 compliant, the Company intends to develop an action plan, and assess the resources it would be required to devote, to address such problem. See "Risk Factors--Reliance on Leased Transport Facilities and ILEC Interconnection" and "--Impact of Year 2000 Issue."

  The foregoing discussion contains forward-looking statements. The Company's future performance is subject to numerous risks and uncertainties that could cause actual results to deviate substantially from those discussed in these forward-looking statements. Factors that could impact the variability of future results include: the outcome of legal and regulatory proceedings regarding reciprocal compensation for Internet-related calls and certain of the Company's product offerings; successful execution of the Company's expansion activities into new geographic markets on a timely and cost-effective basis; the pace at which new competitors enter the Company's existing and planned markets; competitive responses of the ILECs; execution of interconnection agreements with ILECs on terms satisfactory to the Company; maintenance of the Company's supply agreements for transport facilities; continued acceptance of the Company's services by new and existing customers; the Company's ability to attract and retain talented employees, the Company's ability to successfully access markets, install switching electronics, and obtain the use of leased fiber transport facilities and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as regulatory, legislative and judicial developments that could cause actual results to differ materially from the future results indicated, express or implied, in such forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  Not Required

                           PART II- OTHER INFORMATION

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

Focal, together with other CLECs, contend that Ameritech Illinois owes reciprocal compensation for calls originated by customers of Ameritech Illinois and terminated by CLECs to Internet service providers, who then route traffic onto the Internet. The Company has recorded cumulative revenue and related accounts receivable totaling $4.4 million as of June 30, 1998, from Ameritech Illinois who is currently disputing this obligation to the Company. The Illinois Commerce Commission ("ICC") ruled in favor of the Company and other CLECs regarding this dispute in March of 1998. On March 27, 1998, Ameritech Illinois filed suit in the United States District Court for the Northern District of Illinois seeking to reverse the ICC order and seeking a stay of the ICC order pending consideration of the appeal. The court rendered a decision on July 21, 1998 affirming the ICC order. The ICC order has been stayed for an additional 50 days to allow the parties to appeal.

In July, 1998 Ameritech filed a complaint with the ICC alleging that Focal's Virtual Office service violates the interconnection agreement between Ameritech and the Company and certain state statutes. Ameritech also alleged that through its Virtual Office service, Focal is contributing to the exhaustion of phone numbers in the 847 area code. Ameritech complained that calls on Focal's Virtual Office network are circumventing local toll charges, and should not be subject to reciprocal compensation. Ameritech also alleged that the Company is offering service in violation of the state's pay-per-call rules. The case is set for hearing before the ICC in September, 1998. The Company believes that these claims lack merit. Nevertheless, an adverse outcome in this dispute could have a material adverse effect on the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
       27.1 Financial Data Schedule
       27.2 Restated Financial Data Schedule

(b)
Reports on Form 8-K
       The Company did not file any current reports on Form 8-K during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Focal Communications Corporation


Date:  August 14, 1998               /s/ Robert C. Taylor, Jr.
                                     --------------------------
                                     Robert C. Taylor, Jr., President and Chief
                                     Executive Officer (Authorized Officer)

Date: August 14, 1998                /s/ Joseph A. Beatty
                                     --------------------
                                     Joseph A. Beatty , Executive Vice President
                                     and Chief Financial Officer (Principal
                                     Financial Officer)

Date: August 14, 1998                /s/ Robert M. Junkroski
                                     -----------------------
                                     Robert M. Junkroski, Controller
                                     (Principal Accounting Officer)