Form 10-Q/A
period 1998-03-31
FOCAL COMMUNICATIONS CORP
filed 1998-11-16
CIK 1059130

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 16, 1998

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

      AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                       COMMISSION FILE NUMBER: 333-49397
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

                       FOCAL COMMUNICATIONS CORPORATION

                                     INDEX

PART I--FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
  Consolidated Statements of Operations-Three months ended March 31, 1998
   and 1997.................................................................   3
  Consolidated Balance Sheets-March 31, 1998 and December 31, 1997..........   4
  Consolidated Statements of Cash Flows-Three months ended March 31, 1998
   and 1997.................................................................   5
  Condensed Notes to Unaudited Interim Consolidated Financial Statements....   6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations......................................................   9
PART II--OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K....................................  12
SIGNATURES..................................................................  13

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THE THREE MONTHS
                                                            ENDING MARCH 31
                                                         ----------------------
                                                            1998        1997
                                                         -----------  ---------
REVENUES................................................ $ 5,102,448  $     --
Expenses:
  Customer service and network operations...............   1,826,893      8,692
  Selling, general and administrative...................   1,307,625    416,492
  Depreciation and amortization.........................     890,871      7,337
  Non-cash compensation expense.........................     325,000    325,000
                                                         -----------  ---------
    Total operating expenses............................   4,350,389    757,521
                                                         -----------  ---------
    Operating Income (Loss).............................     752,059   (757,521)
Other income (Expense):
  Interest income.......................................   1,015,902     43,055
  Interest expense......................................  (2,109,152)      (135)
                                                         -----------  ---------
                                                          (1,093,250)    42,920
                                                         -----------  ---------
Net loss................................................ $  (341,191) $(714,601)
Accretion to redemption value of Class A common stock...         --     (25,891)
Net loss applicable to common stockholders.............. $  (341,191) $(740,492)
                                                         ===========  =========
Basic and diluted net loss per share of common stock.... $     (3.86) $   (8.87)
                                                         ===========  =========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                                      MARCH 31,     DECEMBER
                       ASSETS                            1998       31, 1997
                       ------                        ------------  -----------
CURRENT ASSETS:
  Cash and cash equivalents......................... $152,758,944  $ 2,256,552
  Accounts receivable, trade (net of allowance for
   Doubtful accounts of $469,000 and $1,046,000 at
   December 31, 1997 and March 31, 1998,
   respectively)....................................    5,196,879    2,355,814
  Related-party receivables.........................      120,349       34,883
  Other current assets..............................      328,631       90,559
                                                     ------------  -----------
    Total current assets............................  158,404,803    4,737,808
FIXED ASSETS, at cost:..............................   19,386,802   11,793,741
  Less--Accumulated depreciation and Amortization...    1,260,951      616,967
                                                     ------------  -----------
    Fixed assets, net...............................   18,125,851   11,176,774
  Other Non-Current Assets, net.....................    5,697,368          --
                                                     ------------  -----------
                                                     $182,228,022  $15,914,582
                                                     ============  ===========
                                                      MARCH 31,     DECEMBER
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        1998       31, 1997
   ----------------------------------------------    ------------  -----------
CURRENT LIABILITIES:
  Accounts payable.................................. $  5,256,228  $ 1,502,479
  Accrued liabilities...............................      497,404      367,890
  Current maturities of long-term debt..............          --       943,621
                                                     ------------  -----------
    Total current liabilities.......................    5,753,632    2,813,990
LONG-TERM DEBT, net of current maturities...........  152,093,513    2,593,265
OTHER NONCURRENT LIABILITIES........................      269,222      179,481
REDEEMABLE COMMON STOCK:
  Class A, $.01 par value, 85,567 shares authorized
   and 80,307 issued and outstanding at December 31,
   1997.............................................          --    12,403,218
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, Class A, $.01 par value, 85,567
   shares authorized and 80,307 issued and
   outstanding at March 31, 1998....................          803          --
  Common stock, Class B, $.01 par value; 35,000
   shares authorized, 20,000 shares issued at
   December 31, 1997 and March 31, 1998.............          200          200
  Common stock, Class C, $.01 par value; 15,000
   shares authorized, 14,711 shares issued at
   December 31, 1997 and March 31, 1998.............          147          147
  Additional paid-in capital........................   31,298,850    5,096,435
  Deferred compensation.............................   (3,466,668)  (3,791,667)
  Accumulated deficit...............................   (3,721,678)  (3,380,487)
                                                     ------------  -----------
    Total stockholders' equity (deficit)............   24,111,655   (2,075,372)
                                                     ------------  -----------
                                                     $182,228,022  $15,914,582
                                                     ============  ===========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     FOR THREE MONTHS ENDED
                                                            MARCH 31
                                                     ------------------------
                                                         1998         1997
                                                     ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................ $   (341,191) $ (714,601)
Adjustments to reconcile net loss to net cash
 provided by (used in)
 operating activities--
  Depreciation and amortization.....................      890,871       7,337
  Deferred lease costs..............................       89,741         --
  Deferred compensation expense.....................      325,000     325,000
  Amortization of discount on Senior Discount Notes.    2,062,174         --
  Provision for losses on accounts receivable.......      577,000         --
  Changes in operating assets and liabilities--
    Accounts receivable.............................   (3,418,065)        --
    Related-party receivables.......................      (85,466)    (29,679)
    Other assets....................................     (238,072)        --
    Accounts payable and accrued liabilities........    3,883,263    (110,652)
                                                     ------------  ----------
      Net cash provided by (used in) operating
       activities...................................    3,745,255    (522,595)
                                                     ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures................................   (7,593,061) (2,244,385)
                                                     ------------  ----------
      Net cash used in investing activities.........   (7,593,061) (2,244,385)
                                                     ------------  ----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of long-term debt......  144,083,351         --
  Payments on bank credit facility and capital
   leases...........................................   (3,533,153)       (486)
  Proceeds from class A common capital
   contributions....................................   13,800,000   4,000,000
                                                     ------------  ----------
      Net cash provided by financing activities.....  154,350,198   3,999,514
                                                     ------------  ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........  150,502,392   1,232,534
CASH AND CASH EQUIVALENTS, beginning of period......    2,256,552   3,790,121
                                                     ------------  ----------
CASH AND CASH EQUIVALENTS, end of period............ $152,758,944  $5,022,655
                                                     ============  ==========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

    CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
            THREE MONTHS ENDED MARCH 31, 1998 AND DECEMBER 31, 1997

1. BASIS OF PRESENTATION

  The accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which management believes are necessary to present fairly the financial position, results of operations, and cash flows for Focal Communications Corporation and subsidiaries (the "Company") for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Amendment No. 4 to the Registration Statement on Form S-4 (File No. 333-49397) filed by the Company with the Securities and Exchange Commission on August 13, 1998 and Form 8-K filed on November 13, 1998 revising the calculation of basic and diluted net loss per share of common stock contained in the financial statements set forth in such Form S-4. The consolidated balance sheet at December 31, 1997 was derived from audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles.

2. PROPERTY AND EQUIPMENT

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

3. DEBT

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

4. EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations to basic earnings per share and diluted earnings per share. The Company adopted SFAS No. 128 in January 1998 and has retroactively restated all periods presented. Basic earnings per common share are based on the average quarterly weighted average number of shares of common stock outstanding as discussed further in Note 8. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options. Under the requirements of SFAS No. 128 the Company's basic and diluted weighted average number of shares outstanding at March 31, 1997 and 1998 is as follows:

                                                            MARCH 31, MARCH 31,
                                                              1998      1997
                                                            --------- ---------
      Basic Weighted Average Number of Common Shares
       Outstanding.........................................   88,307   83,461
      Dilutive Stock Options and unvested Class B Common
       Stock...............................................   13,304   16,000
                                                             -------   ------
      Dilutive Weighted Average Number of Common Shares
       Outstanding.........................................  101,611   99,461
                                                             =======   ======

  Dilutive weighted average common shares outstanding are anti-dilutive and have been excluded from the loss per share calculation for the three month period ended March 31, 1998 and 1997.

5. COMMITMENTS AND CONTINGENCIES

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

6. STOCK OPTIONS

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

  The Company utilizes the Black-Scholes option pricing model to estimate the fair value of options at the date of grant. Had the Company adopted SFAS No. 123, pro forma net loss applicable to common stockholders and pro forma basic and diluted net loss per share of common stock would have been approximately $(360,353) and $(4.08) for the quarter ended March 31, 1998.

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

7. REDEEMABLE COMMON STOCK

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

8. SUBSEQUENT EVENT

  On August 13, 1998, Amendment No. 4 to the Company's Registration Statement on Form S-4 was declared effective by the Securities and Exchange Commission. In connection with this registration statement, the Company has given retroactive effect to a change in accounting. This change in accounting was due to the fact that the Class B common shares held by the founding executives vest over the term of employment. Accordingly, compensation expense totalling $5.2 million will be charged to income over the vesting period. Compensation expense of $325,000 was retroactively recorded in the three months ended March 31, 1998, and 1997. Basic and diluted share counts were also adjusted to eliminate unvested Class B common shares in accordance with this revised accounting. The effects on previously reported operating results are presented below:

                                                FOR THE THREE MONTHS ENDED
                                                         MARCH 31
                                               --------------------------------
                                                    1997             1998
                                               ---------------  ---------------
                                                          PER              PER
                                                AMOUNT   SHARE   AMOUNT   SHARE
                                               --------  -----  --------  -----
      Net loss, as previously reported........ (415,492) (4.18)  (16,191) (0.16)
      Non-cash compensation expense........... (325,000) (4.69) (325,000) (3.70)
                                               --------  -----  --------  -----
      Net loss, as revised.................... (740,492) (8.87) (341,191) (3.86)
                                               ========  =====  ========  =====

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

  The Company records non-cash compensation expense each quarter as a result of having given retroactive effect to a change in accounting related to certain shares issued to the Company's founders in November 1996. This change in accounting is further described in Note 8 to the financial statements contained herein.

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

  Depreciation and amortization expense during the period was $890,871, resulting primarily from network assets placed in service in the Company's operational markets. In addition, a portion of the amount is attributable to the amortization of expenses incurred from the Company's offering of $270,000,000 stated principal amount at maturity of 12.125% senior discount notes due 2008. The offering was consummated on February 18, 1998 and the Company received $150,027,606 in gross proceeds. Non-cash compensation expense was $325,000. Non-cash compensation expense relates to the Class B common shares held by the founding executives which vest over the term of employment.

  Interest income for the three months ended March 31, 1998 was $1,015,902 and interest expense was $2,109,152. The Company's net loss for the period totaled $341,191. This loss was largely due to increased interest expense accrued by the Company as a result of the completion of its senior discount note offering.

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

                       THREE MONTHS ENDED MARCH 31, 1997

  During the three months ended March 31, 1997, the Company did not generate operating revenue due to the fact that service did not commence until May 1997. Customer service and network operations expenses were $8,692. Selling, general and administrative expenses were $416,492, resulting primarily from payroll costs. Depreciation and amortization expense was $7,337 for the three months ended March 31, 1997. Non-cash compensation expense was $325,000. Non-cash compensation expense relates to the Class B common shares held by the founding executives which vest over the term of employment. The Company earned $43,055 in interest income and paid a negligible amount of interest expense. For the three months ended March 31, 1997, the Company had a net loss of $714,601, resulting from the incurrence of operating expenses for the initial development of the Company's business.

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

                                          Focal Communications Corporation

Date: November 16, 1998                   /s/ Robert C. Taylor, Jr.
                                          _____________________________________
                                          Robert C. Taylor, Jr., President and
                                           Chief Executive Officer (Authorized
                                           Officer)

Date: November 16, 1998                   /s/ Joseph A. Beatty
                                          _____________________________________
                                          Joseph A. Beatty, Executive Vice
                                           President and Chief Financial
                                           Officer (Principal Financial
                                           Officer)

Date: November 16, 1998                   /s/ Robert M. Junkroski
                                          _____________________________________
                                          Robert M. Junkroski, Controller
                                           (Principal Accounting Officer)