Form 10-Q/A
period 1998-06-30
FOCAL COMMUNICATIONS CORP
filed 1998-11-16
CIK 1059130

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 16, 1998

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-Q/A

   AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OFTHE
                        SECURITIES EXCHANGE ACT OF 1934

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or required for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            YES       NO     X

  The number of shares outstanding of the issuer's common stock, as of June 30, 1998:

                  COMMON STOCK ($.01 PAR VALUE) .... 100,307
                                    SHARES

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                             PAGE
                                                                             ----
 PART I--FINANCIAL INFORMATION
 Item 1. Financial Statements (Unaudited)
         Consolidated Statements of Operations Three months ended June 30,
          1998 and 1997, and the Six months ended June 30, 1998 and 1997..     3
         Consolidated Balance Sheets June 30, 1998 and December 31,1997...     4
         Consolidated Statements of Cash Flows Six months ended June 30,
          1998 and 1997 ..................................................     5
         Condensed Notes to Unaudited Interim Consolidated Financial
          Statements......................................................     6
 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................    10
 PART II--OTHER INFORMATION
 Item 6. Exhibits and Reports on Form 8-K.................................    14
 SIGNATURES................................................................   15

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                              FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                  ENDED JUNE 30             ENDED JUNE 30
                             ------------------------  ------------------------
                                1998         1997         1998         1997
                             -----------  -----------  -----------  -----------
Revenues...................  $ 8,078,043  $    86,908  $13,180,491  $    86,908
Expenses:
  Customer service and
   network operations......    2,787,055      244,271    4,613,948      252,962
  Selling, general and
   administrative..........    1,964,160      578,104    3,271,785      994,597
  Depreciation and
   amortization............    1,115,398       85,222    2,006,269       92,559
  Non-cash compensation
   expense.................      325,000      325,000      650,000      650,000
                             -----------  -----------  -----------  -----------
    Total operating
     expenses..............    6,191,613    1,232,597   10,542,002    1,990,118
                             -----------  -----------  -----------  -----------
    Operating Income(Loss).    1,886,430   (1,145,689)   2,638,489   (1,903,210)
                             -----------  -----------  -----------  -----------
Other Income (Expense):
  Interest income..........    2,064,813       55,884    3,080,715       98,939
  Interest expense.........   (4,534,642)      (3,562)  (6,643,794)      (3,697)
                             -----------  -----------  -----------  -----------
                              (2,469,829)      52,322   (3,563,079)      95,242
                             -----------  -----------  -----------  -----------
Net Loss...................  $  (583,399) $(1,093,367) $  (924,590) $(1,807,968)
Accretion to Redemption
 Value of Class A Common
 Stock.....................          --       (25,890)         --       (51,780)
                             -----------  -----------  -----------  -----------
Net Loss Applicable to
 Common Stockholders.......  $  (583,399) $(1,119,257) $  (924,590) $(1,859,748)
                             ===========  ===========  ===========  ===========
Basic and Diluted Net Loss
 Per Share of Common Stock.  $     (6.61) $    (13.34) $    (10.47) $    (22.23)
                             ===========  ===========  ===========  ===========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1998 AND DECEMBER 31, 1997

                                                JUNE 30, 1998  DECEMBER 31, 1997
                                                -------------  -----------------
ASSETS
Current Assets:
  Cash and cash equivalents.................... $140,077,423      $ 2,256,552
  Accounts receivable, trade (net of allowance
   for Doubtful accounts of $469,000 and
   $1,298,000 at December 31, 1997 and June 30,
   1998, respectively).........................    7,879,444        2,355,814
  Related-party receivables....................          --            34,883
  Other current assets.........................      384,104           90,559
                                                ------------      -----------
    Total current assets.......................  148,340,971        4,737,808
Fixed Assets, at cost:                            32,188,565       11,793,741
  Less--Accumulated depreciation and
   amortization................................    2,079,666          616,967
                                                ------------      -----------
    Fixed assets, net..........................   30,108,899       11,176,774
  Other Non-Current Assets, net................    5,573,279              --
                                                ------------      -----------
                                                $184,023,149      $15,914,582
                                                ============      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable............................. $  2,083,051      $ 1,502,479
  Accrued liabilities..........................    1,103,570          367,890
  Current maturities of long-term debt.........          --           943,621
                                                ------------      -----------
    Total current liabilities..................    3,186,621        2,813,990
  Long-Term Debt, net of current maturities....  156,624,309        2,593,265
Other Noncurrent Liabilities...................      358,963          179,481
Redeemable Common Stock:
  Class A, $.01 par value, 85,567 shares
   authorized and 80,307 issued and outstanding
   at December 31, 1997........................          --        12,403,218
Stockholders' Equity (Deficit):
  Common stock, Class A, $.01 par value, 85,567
   shares authorized and 80,307 issued and
   outstanding at June 30, 1998................          803              --
  Common stock, Class B, $.01 par value; 35,000
   shares authorized, 20,000 shares issued at
   December 31, 1997 and June 30, 1998.........          200              200
  Common stock, Class C, $.01 par value; 15,000
   shares authorized, 14,711 shares issued at
   December 31, 1997 and June 30, 1998.........          147              147
Additional paid-in capital.....................   31,298,850        5,096,435
Deferred compensation..........................   (3,141,667)      (3,791,667)
Accumulated deficit............................   (4,305,077)      (3,380,487)
                                                ------------      -----------
    Total stockholders' equity (deficit).......   23,853,256       (2,075,372)
                                                ------------      -----------
                                                $184,023,149      $15,914,582
                                                ============      ===========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR SIX MONTHS
                                                          ENDED JUNE 30
                                                     -------------------------
                                                         1998         1997
                                                     ------------  -----------
Cash Flows From Operating Activities:
  Net loss..........................................   $ (924,590) $(1,807,968)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities--
    Depreciation and amortization...................    2,006,269       92,559
    Deferred lease costs............................      179,484          --
    Deferred compensation...........................      650,000      650,000
    Amortization of discount on Senior Discount
     Notes..........................................    6,596,702          --
    Provision for losses on accounts receivable.....      829,000       11,051
    Changes in operating assets and liabilities--
      Accounts receivable...........................   (6,352,630)     (97,959)
      Related-party receivables.....................       34,883       16,883
      Other assets..................................     (293,545)     (96,985)
      Accounts payable and accrued liabilities......    1,316,252      273,432
                                                     ------------  -----------
        Net cash provided by (used in) operating
         activities.................................    4,041,825     (958,987)
                                                     ------------  -----------
Cash Flows From Investing Activities:
  Capital expenditures..............................  (20,394,824)  (3,695,993)
                                                     ------------  -----------
        Net cash used in investing activities.......  (20,394,824)  (3,695,993)
                                                     ------------  -----------
Cash Flow From Financing Activities:
  Proceeds from issuance of long-term debt(net).....  143,910,756       67,448
  Payments on bank credit facility and capital
   leases...........................................   (3,536,886)      (7,061)
  Proceeds from Class A common capital
   contributions....................................   13,800,000    4,275,000
                                                     ------------  -----------
        Net cash provided by financing activities...  154,173,870    4,335,387
                                                     ------------  -----------
Net Increase in Cash and Cash Equivalents...........  137,820,871     (319,593)
Cash and Cash Equivalents, beginning of period......    2,256,552    3,790,121
                                                     ------------  -----------
Cash and Cash Equivalents, end of period............ $140,077,423  $ 3,470,528
                                                     ============  ===========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

    CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998

1. BASIS OF PRESENTATION

  The accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which management believes are necessary to present fairly the financial position, results of operations, and cash flows for Focal Communications Corporation and Subsidiaries (the "Company") for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Amendment No. 4 to the Registration Statement on Form S-4 (File No. 333-49397) filed by the Company with the Securities and Exchange Commission on August 13, 1998 and Form 8-K filed on November 13, 1998 revised the calculation of basic and diluted net loss per share of common stock contained in the financial statements set forth in such Form S-4. The consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles.

  As of the second quarter 1998 reporting period, the company has adopted a change in accounting and applied it retroactively in order to recognize non-cash compensation expense related to the issuance of certain common shares upon the Company's recapitalization in November 1996. All prior periods have been adjusted to reflect this change in accounting.

2. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                 JUNE 30, 1998 DECEMBER 31, 1997
                                                 ------------- -----------------
                                                  (UNAUDITED)
      Communications Network....................  $12,772,941     $ 7,906,336
      Construction in progress..................   14,686,578       1,938,236
      Computer Equipment........................    1,692,504         941,237
      Leasehold Improvements....................    2,486,749         652,173
      Furniture and fixtures....................      530,504         355,759
      Motor vehicles............................       19,289             --
                                                  -----------     -----------
                                                  $32,188,565     $11,793,741
                                                  ===========     ===========

3. DEBT

  Long-term debt at December 31, 1997 and June 30, 1998 consisted of the following:

                                               JUNE 30, 1998 DECEMBER 31, 1997
                                               ------------- -----------------
                                                (UNAUDITED)
      Credit facility with bank, maximum
       borrowing level at $6,000,000.......... $        --      $3,480,972
      12.125% senior discount notes due 2008,
       net of unamortized discount of
       $113,375,691...........................  156,624,309            --
      Capital leases on equipment with
       interest at 14.66%, $2,327 due monthly
       through April, 2000....................          --          55,914
                                               ------------     ----------
                                                156,624,309      3,536,886
      Less--current maturities................          --         943,621
                                               ------------     ----------
                                               $156,624,309     $2,593,265
                                               ============     ==========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS--
                                  (CONTINUED)
  In February 1998 the Company completed its offering of $270 million stated principal amount at maturity of its 12.125% senior discount notes due 2008 (the "Notes"), which resulted in gross proceeds of $150,027,606. The Notes bear interest at the rate of 12.125 % per annum (computed on a semiannual bond equivalent basis). In the period prior to February 15, 2003, interest will accrue but will not be payable in cash. From February 15, 2003, interest on the stated principal amount at maturity of the Notes will be payable in cash semi-annually on August 15 and February 15 of each year, beginning on August 15, 2003.

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

4. EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations to basic earnings per share and diluted earnings per share. The Company adopted SFAS No. 128 in January 1998 and has retroactively restated all periods presented. Basic earnings per common share are based on the average quarterly weighted average number of shares of common stock outstanding, as discussed further in Note 8. Under the requirements of SFAS No. 128 the Company's basic and diluted weighted average number of shares outstanding at June 30, 1998 and 1997 is as follows:

                                                                           JUNE
                                                                  JUNE 30   30
                                                                   1998    1997
                                                                  ------- ------
Basic Weighted Average Number of Common Shares Outstanding.......  88,307 83,884
Dilutive Stock Options and Unvested Class B Common Stock.........  13,405 16,081
                                                                  ------- ------
Dilutive Weighted Average Number of Common Shares Outstanding.... 101,712 99,965
                                                                  ======= ======

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS--
                                  (CONTINUED)

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

  A summary of such fixed commitments at June 30, 1998 is as follows:

             YEAR                            AMOUNT
             ----                          -----------
             1998......................... $   877,490
             1999.........................   1,935,529
             2000.........................   1,964,064
             2001.........................   1,869,199
             2002.........................   1,911,780
             Thereafter...................  14,809,367
                                           -----------
                 Total.................... $23,367,429
                                           ===========

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

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS--
                                  (CONTINUED)

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

  The Company utilizes the Black-Scholes option pricing model to estimate the fair value of options at the date of grant. Had the Company adopted SFAS No. 123, pro forma net loss applicable to common stockholders and pro forma basic and diluted net loss per share of common stock would have been approximately $(997,263) and $(11.29) for the six months ended June 30, 1998.

  The following summarizes option activity:

                                                                       WEIGHTED
                                                  SHARES OF            AVERAGE
                                                   CLASS A   EXERCISE  EXERCISE
                                                   COMMON     PRICES    PRICE
                                                  --------- ---------- --------
      Outstanding at December 31, 1997...........   1,222   $290-$ 320 $296.61
      Granted during the six months ended June
       30, 1998..................................   1,784   $335-1,050 $788.54
                                                    -----   ---------- -------
        Outstanding at June 30, 1998.............   3,006   $290-1,050 $588.56
                                                    =====   ========== =======

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

8. SUBSEQUENT EVENT

  On August 13, 1998, Amendment No. 4 to the Company's Registration Statement on form S-4 was declared effective by the Securities and Exchange Commission. In connection with this registration statement, the Company has given retroactive effect to a change in accounting. This change in accounting was due to the fact that the Class B common shares held by the founding executives vest over the term of employment. Accordingly, basic and diluted share counts were retroactively adjusted to eliminate unvested Class B common shares in accordance with this revised accounting. The effects on previously reported loss per share are presented below:


                                                               FOR THE THREE
                                                                MONTHS ENDED
                                                                  JUNE 30
                                                               ---------------
                                                                1997     1998
                                                               -------  ------
      Net loss per share, as previously reported.............. $ (7.92) $(5.82)
      Net loss per share, as revised..........................  (13.34)  (6.61)

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

 Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

  Total revenue for the six months ended June 30, 1998 was $13,180,491 compared to $86,908 for the six months ended June 30, 1997. The significant increase in revenue is due to the Company's rapid growth in its Chicago and New York markets during 1998 and the fact that service was first initiated in May 1997. Customer service and network operations expense was $252,962 in the six months ended June 30, 1997 and $4,613,948 during the most recent six-month period. The increase resulted from the Company's rapid expansion and related costs for leased facilities, usage settlement, customer care and operations personnel, equipment maintenance, and other operating expenses. Selling, general and administrative expense also increased due to the Company's expansion from $994,597 during the six months ended June 30, 1997 to $3,271,785 during the most recent six-month period. Similarly, depreciation and amortization increased from $95,559 to $2,006,269 in the comparative periods as a result of a significant increase in the level of fixed assets put into service by the Company. Non-cash compensation expense was $650,000 for each period since the value of shares recognized as compensation in each period was the same. Non-cash compensation expense relates to the Class B common shares held by the founding executives which vest over the term of employment. Interest income increased from $98,939 in the six months ended June 30, 1997 to $3,080,715 in the six months ended June 30, 1998 due to a substantial increase in cash balances held by the Company, primarily from financing activities. Interest expense increased from $3,697 in the six months ended June 30, 1997 to $6,643,794 in the most recent six month period due to accrued interest expense from the Company's 12.125% senior discount notes due 2008 (the "Notes"), which were issued in February 1998. The Company's net loss decreased from ($1,859,748) during the six months ended June 30, 1997 to ($924,590) in the six-month period ended June 30, 1998.

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

                                          Focal Communications Corporation

Date: November 16, 1998                   /s/ Robert C. Taylor, Jr.
                                          -------------------------------------
                                          Robert C. Taylor, Jr., President and Chief
                                           Executive Officer (Authorized Officer)

Date: November 16, 1998                   /s/ Joseph A. Beatty
                                          -------------------------------------
                                          Joseph A. Beatty, Executive Vice President
                                           and Chief Financial Officer (Principal
                                           Financial Officer)

Date: November 16, 1998                   /s/ Robert M. Junkroski
                                          -------------------------------------
                                          Robert M. Junkroski, Controller
                                           (Principal Accounting Officer)