Form 10-Q
period 1998-09-30
FOCAL COMMUNICATIONS CORP
filed 1998-11-17
CIK 1059130

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 16, 1998

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

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

                            YES   X    NO

  The number of shares outstanding of the issuer's common stock, as of September 30, 1998:

                  COMMON STOCK ($.01 PAR VALUE) ..... 97,307
                                    SHARES

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                             PAGE
                                                                             ----
 PART I--FINANCIAL INFORMATION
 Item 1. Financial Statements (Unaudited)
         Consolidated Statements of Operations -- Three months ended
          September 30, 1998 and 1997, and the Nine months ended September
          30, 1998 and 1997...............................................     3
         Consolidated Balance Sheets-- September 30, 1998 and December 31,
          1997............................................................     4
         Consolidated Statements of Cash Flows -- Nine months ended
          September 30, 1998 and 1997.....................................     5
         Condensed Notes to Unaudited Interim Consolidated Financial
          Statements......................................................     6
 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................    11
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.......    15
 PART II--OTHER INFORMATION
 Item 1. Legal Proceedings................................................    16
 Item 6. Exhibits and Reports on Form 8-K.................................    16
 SIGNATURES................................................................   17

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             FOR THE THREE MONTHS      FOR THE NINE MONTHS
                              ENDED SEPTEMBER 30       ENDED SEPTEMBER 30
                            -----------------------  ------------------------
                               1998         1997        1998         1997
                            -----------  ----------  -----------  -----------
REVENUES................... $12,755,293  $1,226,077  $25,935,784  $ 1,312,984
EXPENSES:
  Customer service and
   network operations......   4,432,861     760,847    9,046,809    1,029,566
  Selling, general and
   administrative..........   3,973,719     747,102    7,245,504    1,725,942
  Depreciation and
   amortization............   1,907,601     179,512    3,913,870      272,070
  Non-cash compensation
   expense.................   2,022,144     325,000    2,672,144      975,000
                            -----------  ----------  -----------  -----------
    Total operating
     expenses..............  12,336,325   2,012,461   22,878,327    4,002,578
                            -----------  ----------  -----------  -----------
    Operating Income
     (Loss)................     418,968    (786,384)   3,057,457   (2,689,594)
                            -----------  ----------  -----------  -----------
OTHER INCOME (EXPENSE):
  Interest income..........   1,801,116      43,143    4,881,831      142,082
  Interest expense.........  (4,676,705)    (22,314) (11,320,499)     (26,011)
                            -----------  ----------  -----------  -----------
  Total Other Income
   (Expense)...............  (2,875,589)     20,829   (6,438,668)     116,071
                            -----------  ----------  -----------  -----------
  Loss before income
   taxes...................  (2,456,621)   (765,555)  (3,381,211)  (2,573,523)
  Provision for income
   tax.....................  (2,197,096)        --    (2,197,096)         --
                            -----------  ----------  -----------  -----------
NET LOSS................... $(4,653,717) $ (765,555) $(5,578,307) $(2,573,523)
                            -----------  ----------  -----------  -----------
ACCRETION TO REDEMPTION
 VALUE OF CLASS A COMMON
 STOCK.....................         --      (25,890)         --       (77,670)
                            -----------  ----------  -----------  -----------
NET LOSS APPLICABLE TO
 COMMON STOCKHOLDERS....... $(4,653,717) $ (791,445) $(5,578,307) $(2,651,193)
                            ===========  ==========  ===========  ===========
BASIC AND DILUTED NET LOSS
 PER SHARE OF COMMON
 STOCK..................... $    (52.73) $    (9.39) $    (63.18) $    (31.60)
                            ===========  ==========  ===========  ===========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                           SEPTEMBER 30, 1998 DECEMBER 31, 1997
                                           ------------------ -----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............   $ 123,699,853       $ 2,256,552
  Accounts receivable, trade (net of
   allowance for doubtful accounts of
   $469,000 and $1,687,706 at December 31,
   1997 and
   September 30, 1998, respectively)......      12,273,735         2,355,814
  Related-party receivables...............             --             34,883
  Other current assets....................         786,736            90,559
                                             -------------       -----------
    Total current assets..................     136,760,324         4,737,808
                                             -------------       -----------
FIXED ASSETS, at cost:....................      54,842,034        11,793,741
  Less--Accumulated depreciation and
   Amortization...........................       3,686,097           616,967
                                             -------------       -----------
    Fixed assets, net.....................      51,155,937        11,176,774
  Other Non-Current Assets (net)..........       5,289,845               --
                                             -------------       -----------
                                             $ 193,206,106       $15,914,582
                                             =============       ===========

                                           SEPTEMBER 30, 1998 DECEMBER 31, 1997
                                           ------------------ -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable........................   $   8,383,999       $ 1,502,479
  Accrued liabilities.....................       1,885,548           367,890
  Current maturities of long-term debt....             --            943,621
                                             -------------       -----------
    Total current liabilities.............      10,269,547         2,813,990
LONG-TERM DEBT, net of current
 maturities...............................     161,294,032         2,593,265
                                             -------------       -----------
OTHER NONCURRENT LIABILITIES..............         420,845           179,481
                                             -------------       -----------
REDEEMABLE COMMON STOCK:
  Class A, $.01 par value, 85,567 shares
   authorized and 80,307 issued and
   outstanding at December 31, 1997.......             --         12,403,218
                                             -------------       -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, Class A, $.01 par value,
   85,567 shares authorized and 75,307
   issued and outstanding at September 30,
   1998...................................             753               --
  Common stock, Class B, $.01 par value;
   35,000 shares authorized, 20,000 and
   22,000 shares issued at December 31,
   1997 and September 30, 1998............             220               200
  Common stock, Class C, $.01 par value;
   15,000 shares authorized, 14,711 shares
   issued at December 31, 1997 and none
   issued at September 30, 1998...........             --                147
  Additional paid-in capital..............      35,313,345         5,096,435
  Deferred compensation...................      (5,133,842)       (3,791,667)
  Accumulated deficit.....................      (8,958,794)       (3,380,487)
                                             -------------       -----------
    Total stockholders' equity (deficit)..      21,221,682        (2,075,372)
                                             -------------       -----------
                                             $ 193,206,106       $15,914,582
                                             =============       ===========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     FOR NINE MONTHS ENDED
                                                          SEPTEMBER 30
                                                    -------------------------
                                                        1998         1997
                                                    ------------  -----------
Cash Flows From Operating Activities:
Net loss........................................... $ (5,578,307) $(2,573,523)
Adjustments to reconcile net loss to net cash pro-
 vided by (used in) operating activities-
  Depreciation and amortization....................    3,913,870      272,070
  Deferred lease costs.............................      241,363    89,741.00
  Deferred compensation............................    2,672,144      975,000
  Amortization of discount on Senior Discount
   Notes...........................................   11,266,426          --
  Provision for losses on accounts receivable......    1,219,144      144,004
  Changes in operating assets and liabilities-
    Accounts receivable............................  (11,137,064)  (1,029,178)
    Related-party receivables......................       34,883       16,883
    Other assets...................................     (700,665)    (164,473)
    Accounts payable and accrued liabilities.......    8,399,178      623,293
                                                    ------------  -----------
      Net cash provided by(used in) operating
       activities..................................   10,330,972   (1,646,183)
                                                    ------------  -----------
Cash Flows From Investing Activities:
  Capital expenditures.............................  (43,048,293)  (8,037,336)
                                                    ------------  -----------
      Net cash used in investing activities........  (43,048,293)  (8,037,336)
                                                    ------------  -----------
Cash Flow From Financing Activities:
  Proceeds from issuance of long-term debt(net)....  143,897,508    3,065,948
  Payments on bank credit facility and capital
   leases..........................................   (3,536,886)     (12,062)
  Proceeds from class A common capital
   contributions...................................   13,800,000    4,275,000
                                                    ------------  -----------
      Net cash provided by financing activities....  154,160,622    7,328,886
                                                    ------------  -----------
Net Increase(Decrease) In Cash And Cash
 Equivalents.......................................  121,443,301   (2,354,633)
Cash And Cash Equivalents, beginning of period.....    2,256,552    3,790,121
                                                    ------------  -----------
Cash And Cash Equivalents, end of period........... $123,699,853  $ 1,435,488
                                                    ============  ===========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

    CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

             THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998

1. BASIS OF PRESENTATION

  The accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which management believes are necessary to present fairly the financial position, results of operations, and cash flows for Focal Communications Corporation and Subsidiaries (the "Company") for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Amendment No. 4 to the Registration Statement on Form S-4 (File No. 333-49397) filed by the Company with the Securities and Exchange Commission on August 13, 1998, and Form 8-K filed on November 13, 1998 revising the calculation of basic and diluted net loss per share of common stock contained in the financial statements set forth in such Form S-4. The consolidated balance sheet at December 31, 1997 included herein was derived from audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles.

2. CASH AND CASH EQUIVALENTS

  Cash and Cash Equivalents (stated at cost which approximates market) consist principally of highly liquid investments, with a maturity date of three months and less when purchased.

3. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                         SEPTEMBER   DECEMBER
                                                            30,         31,
                                                           1998        1997
                                                        ----------- -----------
      Communications Network........................... $28,307,358 $ 7,906,336
      Construction in progress.........................  15,682,055   1,938,236
      Computer Equipment...............................   2,359,396     941,237
      Leasehold Improvements...........................   4,941,697     652,173
      Buildings........................................   2,350,000
      Furniture and fixtures...........................   1,182,102     355,759
      Motor vehicles...................................      19,427         --
                                                        ----------- -----------
                                                        $54,842,034 $11,793,741
                                                        =========== ===========

4. DEBT

  Long-term debt consists of the following:

                                                      SEPTEMBER 30,  DECEMBER
                                                          1998       31, 1997
                                                      ------------- -----------
      Credit facility with bank, maximum borrowing
       level at $6,000,000........................... $         --  $ 3,480,972
      12.125% senior discount notes due 2008, net of
       unamortized Discount of $108,705,968..........   161,294,032         --
      Capital leases on equipment with interest at
       14.66%, $2,327 due Monthly through April,
       2000..........................................           --       55,914
                                                      ------------- -----------
                                                        161,294,032   3,536,886
      Less--current maturities.......................           --      943,621
                                                      ------------- -----------
                                                      $ 161,294,032 $ 2,593,265
                                                      ============= ===========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS--
                                  (CONTINUED)
  In February 1998 the Company completed its offering of $270 million stated principal amount at maturity of its 12.125% senior discount notes due 2008 (the "Notes"), which resulted in gross proceeds of $150,027,606. The Notes bear interest at an effective rate of 12.125 % per annum (computed on a semiannual bond equivalent basis). In the period prior to February 15, 2003, interest will accrue (calculated under the effective rate method) but will not be payable in cash. From February 15, 2003, interest on the stated principal amount at maturity of the Notes will be payable in cash semi-annually on August 15 and February 15 of each year, beginning on August 15, 2003.

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

  The Company completed an Exchange Offer for the Notes on September 16, 1998, which allowed holders to exchange existing Notes for 12.125% Senior Discount Notes due 2008, Series B, which have been registered with the Securities and Exchange Commission. The terms of the Series B Notes are identical in all material respects with the terms of the existing senior discount notes.

5. EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations to basic earnings per share and diluted earnings per share. The Company adopted SFAS No. 128 in January 1998 and has retroactively restated all periods presented. Basic earnings per common share are based on the average quarterly weighted average number of shares of common stock outstanding. This calculation includes all Class A shares and the vested portion of the Class B shares. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options. Since the adjustments required for the calculation of diluted weighted average common shares outstanding are anti-dilutive,

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS--
                                  (CONTINUED)
this calculation has been excluded from the loss per share calculation for the three month and nine month periods ended September 30, 1998, and September 30, 1997. Under the requirements of SFAS No. 128 the Company's basic and diluted weighted average number of shares outstanding at September 30, 1998 and 1997 is as follows:

                                                   SEPTEMBER 30, SEPTEMBER 30,
                                                       1998          1997
                                                   ------------- -------------
      Basic Weighted Average Number of Common
       Shares Outstanding.........................     88,257        84,307
      Dilutive Stock Options and unvested Class B
       common stock...............................     15,607        16,068
                                                      -------       -------
      Dilutive Weighted Average Number of Common
       Shares Outstanding.........................    103,864       100,375
                                                      =======       =======

  Diluted weighted average common shares outstanding are anti-dilutive and have been excluded from the loss per share calculation for the three month period ended September 30, 1998.

6. COMMITMENTS AND CONTINGENCIES

  Under the terms of various short and long-term contracts, the Company is obligated to pay office rents and rent for leasing fiber optic transmission facilities. The Company is obligated to pay office rents through 2012. The office rent contracts provide for certain scheduled increases and for possible escalation of basic rentals based on a change in the cost of living or on other factors. The Company expects to enter into other contracts for additional office space, other facilities, equipment and maintenance services in the future.

  A summary of such fixed commitments at September 30, 1998 is as follows:

             YEAR                            AMOUNT
             ----                          -----------
             1998......................... $   636,883
             1999.........................   2,829,287
             2000.........................   2,879,706
             2001.........................   2,818,704
             2002.........................   2,918,177
             Thereafter...................  20,903,924
                                           -----------
                                           $32,986,681
                                           ===========

  The Company has recorded accounts receivable totaling $10.2 million as of September 30, 1998 from another carrier who is currently disputing its obligations to the Company. This dispute was ruled on in favor of the Company by the Illinois Commerce Commission ("ICC") in March of 1998. The other carrier appealed the ICC ruling to the United States District Court for the Northern District of Illinois. The District Court rendered a decision on July 21, 1998 affirming the ICC order. Ameritech appealed the decision to the 7th Circuit Court of Appeals, and was denied a stay pending appeal. As of September 30, 1998 the District Court stay had expired and the other carrier was in violation of the order. Subsequently, Ameritech Illinois complied with the order and commenced payment for past reciprocal compensation charges. During October 1998, the Company received substantially all of the disputed amount from the other carrier.

  In July 1998 Ameritech filed a complaint with the ICC alleging that Focal's Virtual Office service violates the interconnection agreement between Ameritech and the Company and certain state statutes. Ameritech also alleged that through its Virtual Office service, Focal is contributing to the exhaustion of phone numbers in the 847 area code. Ameritech complained that calls on Focal's Virtual Office network are circumventing local toll charges, and should not be subject to reciprocal compensation. Ameritech also alleged that the Company is offering service in violation of the state's pay-per-call rules. The Company believes that these claims lack merit. Nevertheless, an adverse outcome in this dispute could have a material adverse effect on the Company.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS--
                                  (CONTINUED)

  In the ordinary course of business, the Company is involved in various other regulatory matters, proceedings and claims, the outcome of which management does not believe will have a materially adverse effect on the Company's financial position, results of operations or cash flows.

7. STOCK OPTIONS

  The Company established the Focal Communications Corporation 1997 Non-Qualified Stock Option Plan (the "1997 Plan") effective February 27, 1997. The 1997 Plan is administered by the compensation committee of the Company's Board of Directors (the "Board"). The Board has sole and complete authority to select participants and grant options for Company's Class A common shares which shall not exceed 5,260 shares, as defined in the plan. On August 21, 1998 the 1997 Plan was amended and the Board increased the number of shares available for issuance under the 1997 Plan to up to 17,060.

  The Company adopted the Focal Communications Corporation 1998 Equity and Performance Incentive Plan (the "1998 Plan") on August 21, 1998. The Board has sole and complete authority to select participants and grant options, and other equity based instruments for Company's Class A common shares. The total number of shares authorized for issuance pursuant to the 1998 Plan shall not exceed 11,500 shares, and is dependent upon, among other things, the number of shares issued, or reserved for issuance, under the 1997 Plan prior to the consummation of an initial public offering of the Company.

  On August 21, 1998, the Company also adopted the 1998 Equity Plan for Non-Employee Directors of Focal Communications Corporation (the "1998 Non-Employee Plan"). The Board has sole and complete authority to select participants and grant options for the Company's Class A common shares which shall not exceed 300 shares, as defined in the 1998 Non-Employee Plan.

  The total number of shares available under the amended 1997 Plan, the 1998 Plan, and the 1998 Non-Employee Plan shall not exceed 17,060 shares.

  The Company has chosen to account for stock based compensation using the intrinsic value method prescribed in Accounting Principals Board Opinion ("APB") No. 25, "Accounting for Stock Issued To Employees." Accordingly, no compensation expense has been recorded for its stock option awards, but rather, the Company has determined the pro forma net loss amount for the third quarter of 1998 as if compensation expense had been recorded for options granted during 1997 and the third quarter of 1998 under the fair value method described in SFAS No. 123, "Accounting for Stock-Based Compensation".

  The Company utilizes the Black-Scholes option pricing model to estimate the fair value of options at the date of grant. Had the Company adopted SFAS No. 123, pro forma net loss applicable to common stockholders and pro forma basic and diluted net loss per share of common stock would have been approximately $(4,835,669) and $(54.79), respectively, for the quarter ended September 30, 1998, and $(5,832,931) and $(66.07), respectively, for the nine months ended September 30, 1998.

  The following summarizes option activity:

                                                                     WEIGHTED
                                                SHARES OF             AVERAGE
                                                 CLASS A   EXERCISE  EXERCISE
                                                 COMMON     PRICES     PRICE
                                                --------- ---------- ---------
      Outstanding at December 31, 1997.........   1,222   $290-$ 320 $  296.61
      Granted during the nine months ended
       September 30, 1998......................   5,034   $335-1,500 $1,194.19
                                                  -----   ---------- ---------
      Outstanding at September 30, 1998........   6,256   $290-1,500 $1,018.86
                                                  =====   ========== =========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS--
                                  (CONTINUED)

8. REDEEMABLE COMMON STOCK

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

9. CLASS C COMMON STOCK

  Effective as of September 30, 1998, the Company effected the cancellation of 12,711 shares of the Company's Class C common stock then outstanding, cancellation of 5,000 shares of the Company's Class A common stock held by certain institutional shareholders and the conversion of 2,000 shares of the Company's Class C common stock into Class B common stock, subject to certain restrictions, to the Company's founding shareholders in satisfaction of the obligations of the Company and such shareholders set forth in certain vesting agreements entered into at the time of the Company's November 1996 recapitalization. In connection with such transactions, compensation expense totaling approximately $4 million will be charged to income over the vesting period of the restricted Class B common shares issued. Additional compensation expense of $1.7 million was recorded in September 1998 relating to this matter.

10. INCOME TAXES

  For the nine months ended September 30, 1998 the Company recorded an income tax provision of $2.2 million. Even though the Company is reporting a loss before income taxes, the Company has positive taxable income and is paying income taxes. This is because of the non-deductibility, for tax purposes, of the interest accrued on the Company's 12.125% discount notes. This interest expense is subject to the high yield discount obligation ("HYDO") rules which limits the amount of original issue discount ("OID") which can be deducted in the current taxable period. This interest will become deductible for tax purposes in the period in which the Notes are redeemed. The deferred tax consequences related to the interest accrued and other temporary differences in reporting items for financial statement and income tax purposes are recognized in the financial statements. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income. Management has considered these factors and has concluded that a full valuation allowance for financial reporting purposes is required for the deferred tax assets.

  The net result is that the Company's income tax provision for the three and nine months ended September 30, 1998 approximates the amount of income taxes payable based on its operating results through that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  General: The Company began operations during 1996 and has operated in Chicago since May 1997, New York since January 1998, and Philadelphia and San Francisco since September 1998. The Company currently serves a total of 13 MSAs (metropolitan statistical areas). The Company plans to offer services in 29 additional MSAs by the end of 1999, reaching a total of 42 MSAs in ten metropolitan markets. As of September 30, 1998, the Company had 41,316 access lines sold, of which 33,188 were installed and in service. This compares to 13,411 lines sold and 7,394 lines installed as of December 31,1997.

  The Company's plan to expand into 29 additional MSAs requires significant expenditures to fund operating losses and the purchase of capital equipment. The Company believes it can lower its initial capital requirements and generate a substantially greater return on invested capital by concentrating its investments in switching and information, billing, and support systems, while leasing transport facilities. This network investment strategy differs from many other competitive local exchange carries (CLECs) who build and maintain their own transport facilities.

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

  Revenues: The Company's revenue is comprised of monthly recurring charges, usage charges, and initial, non-recurring charges. Monthly recurring charges include the fees paid by customers for lines in service, additional features on those lines, and colocation space. Monthly recurring charges are derived only from end user customers. Usage charges consist of fees paid by end users for each call made, fees paid by the incumbent local exchange carrier
(ILEC)and other CLECs as reciprocal compensation (which results from the Company terminating calls made by ILEC customers or other CLEC customers to Focal's customers), and access charges paid by the interexchange carriers
(IXCs) for long distance traffic originated and terminated by the Company. Usage charges are derived from both end user customers and from other carriers. Initial non- recurring charges are paid by end users, if applicable, for the installation of service by the Company.

  Reciprocal compensation is currently a significant component of the Company's total revenue. This is the result of an imbalance of inbound and outbound traffic due to the preponderance of inbound applications utilized by the Company's customers. Such inbound applications include Focal Virtual Office service, which is used by Focal's corporate customers, and Focal Multi-Exchange Service, which is used by Focal's Internet Service Provider (ISP) customers. The Company expects the proportion of revenue represented by reciprocal compensation to decline over time as the percentage of lines sold for outbound applications increases as each given market matures.

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

  The Company records non-cash compensation expense each quarter as a result of having given retroactive effect to a change in accounting related to certain shares issued to the Company's founders in November 1996. This change in accounting is further described in Amendment No. 4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 13, 1998. Commencing in September 1998, non-cash compensation expense is also being recorded each quarter to account for the conversion of certain shares of the Company's Class C common stock to shares of restricted Class B common stock.

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

RESULTS OF OPERATIONS

 Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

  Total revenue for the three months ended September 30, 1998 was $12,755,293 compared to $1,226,077 for the three months ended September 30, 1997. The significant increase in revenue is due to the Company's rapid growth in its Chicago and New York markets during 1998 and the fact that the Company recorded its first revenue during May 1997. Customer service and network operations expense was $4,432,861 during the most recent three-month period compared to $760,847 in the three months ended September 30, 1997. The increase resulted from the Company's rapid expansion and related costs for leased facilities, usage settlements, customer care and operations personnel, equipment maintenance, and other operating expenses. Selling, general and administrative expense also increased due to the Company's expansion from $747,102 during the three months ended September 30, 1997 to $3,973,719 during the most recent three-month period. Similarly, depreciation and amortization increased from $179,512 to $1,907,601 in the comparative periods as a result of a significant increase in the level of fixed assets put into service by the Company. Non-cash compensation expense was $325,000 for the period ended September 30, 1997 compared to $2,022,144 for the current period. The increase in non-cash compensation in the current period is a result of the conversion of certain Class C shares of the Company's common stock to restricted Class B shares. Because of certain immediate vesting features and other provisions of the conversion agreement, the non-cash compensation charge will not be as large in future periods. Interest income increased from $43,143 in the three months ended September 30, 1997 to $1,801,116 in the three months ended September 30, 1998 due to a substantial increase in cash balances held by the Company, primarily from financing activities. Interest expense increased from $22,314 in the three months ended September 30, 1997 to $4,676,705 in the most recent three-month period due to accrued interest expense from the Company's 12.125% senior discount notes due 2008 (the "Notes"), which were issued in February 1998. A provision for income tax in the amount of $2,197,096 was recorded in the three months ended September 30, 1998. Even though the Company is reporting a loss before income taxes, the Company has positive taxable income.

  A provision for income tax is being recorded to reflect the non-deductibility, for tax purposes, of the interest accrued on the Company's 12.125% discount notes. This interest expense is subject to the high yield discount obligation ("HYDO") rules which limits the amount of original issue discount ("OID") which can be deducted in the current taxable period. This interest will become deductible for tax purposes in the period in which the Notes are redeemed.

  The Company's net loss increased from $(765,555) during the three months ended September 30, 1997 to $(4,653,717) in the three-month period ended September 30, 1998 due largely to the Company's rapid expansion, the provision for income taxes, and the increased non-cash compensation charge recorded during the quarter.

 Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

  Total revenue for the nine months ended September 30, 1998 was $25,935,784 compared to $1,312,984 for the nine months ended September 30, 1997. The significant increase in revenue is due to the Company's rapid growth in its Chicago and New York markets during 1998 and the fact that the Company recorded its first revenue during May 1997. Customer service and network operations expense was $9,046,809 during the most recent nine- month period compared to $1,029,566 in the nine months ended September 30, 1997. The increase resulted from the Company's rapid expansion and related costs for leased facilities, usage settlement, customer care and operations personnel, equipment maintenance, and other operating expenses. Selling, general and administrative expense also increased due to the Company's expansion from $1,725,942 during the nine months ended September 30, 1997 to $7,245,504 during the most recent nine-month period. Similarly, depreciation and amortization increased from $272,070 to $3,913,870 in the comparative periods as a result of a significant increase in the level of fixed assets put into service by the Company. Non-cash compensation expense was $975,000 for the period ended September 30, 1997 compared to $2,672,144 for the current nine-month period. The increase in non-cash compensation in the current period is a result of the conversion of certain Class C shares of the Company's common stock to restricted Class B shares. Interest income increased from $142,082 in the nine months ended September 30, 1997 to $4,881,831 in the nine months ended September 30, 1998 due to a substantial increase in cash balances held by the Company, primarily from financing activities. Interest expense increased from $26,011 in the nine months ended September 30, 1997 to $11,320,499 in the most recent nine month period due to accrued interest expense from the Notes, which were issued in February 1998. A provision for income tax in the amount of $2,197,096 was recorded during the nine months ended September 30, 1998. Even though the Company is reporting a loss before income taxes, the Company has positive taxable income.

  A provision for income tax is being recorded to reflect the non-deductibility, for tax purposes, of the interest accrued on the Company's 12.125% discount notes. This interest expense is subject to the high yield discount obligation ("HYDO") rules which limits the amount of original issue discount ("OID") which can be deducted in the current taxable period. This interest will become deductible for tax purposes in the period in which the Notes are redeemed.

  The Company's net loss increased from $(2,573,523) during the nine months ended September 30, 1997 to $(5,578,307) in the nine-month period ended September 30, 1998 due to the Company's rapid expansion, the provision for income taxes, and the increased non-cash compensation charge recorded in the period.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's existing operations have required, and its planned operations will require, significant capital to fund the purchase and installation of telecommunications switches, equipment, infrastructure, and the operating losses expected during the start-up phase of each new market. Capital expenditures were $43,048,293 for the nine months ended September 30, 1998. The Company expects total capital expenditures for the year ended December 31,1998 to be approximately $60 million. Total capital expenditures for 1999 are currently estimated to be $80 million. Prior to issuance of the Notes, the Company funded a substantial portion of its capital expenditures through the private sale of equity securities. In November 1996, the Company entered into a stock purchase agreement which provided for the contribution over time of approximately $26.1 million of equity funding by a group of investors. As of February 13, 1998, the equity investors have contributed the entire $26.1 million to the Company. In addition, in 1997, the Company's Illinois subsidiary borrowed approximately $3.5 million under a bank credit facility. The Company used a portion of the net proceeds from the senior discount note offering to prepay this indebtedness and cancel the facility.

  On February 18, 1998, the Company received gross proceeds of $150,027,606 from the completion of its offering of 12.125% senior discount notes due 2008.The Notes will accrete to an aggregate stated principal amount of $270,000,000 by February 15, 2003. No interest will be payable on the Notes prior to August 15, 2003. Thereafter, interest will be payable semiannually on August 15 and February 15 of each year.

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

  The Company's cash flows for the period from May 31, 1996 (the Company's commencement of operations) to December 31, 1996, was $3,790,121. During this period, net cash used in operating activities consisted of $152,576; net cash used in investing activities consisted of $82,303; and net cash provided by financing activities consisted of $4,025,000. The Company's cash flows for the year ended December 31, 1997 was $1,533,569. During this period, net cash used in operating activities consisted of $1,634,017; net cash used in investing activities consisted of $11,655,524; and net cash provided by financing activities consisted of $11,755,972. The Company's cash flows for the nine months ended September 30, 1998 was $121,443,301. During this period, net cash provided by operating activities consisted of $10,330,972; net cash used in investing activities consisted of $43,048,293; and net cash provided by financing activities consisted of $154,160,622.

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

  The Company has performed an internal assessment of its information systems, including its DMS-500 Super-Node central office switches and hardware, including embedded systems, to determine whether such systems and hardware are year 2000 compliant. Except as provided in the following sentence, the Company has received assurances from its material hardware vendors and its major software vendors that the products used by the Company are year 2000 compliant and will function adequately. The Company has been advised by one of its major software vendors, which provides the Company's billing system, that while the current system is not year 2000 compliant, an upgrade to such system, which is expected to be operational by the middle of 1999, will be year 2000 compliant. The company does not anticipate that the cost of such upgrade will be material on an incremental basis since this upgrade is being done primarily for other business purposes.

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

  The Company has not incurred any incremental expenses in the first nine months of 1998 or 1997 related to year 2000 remediation. The Company also does not expect any future incremental expenditures.

  The cost of the Company's year 2000 remediation and the status of the Company's year 2000 compliance measures are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third parties' year 2000 readiness and other factors.

  The foregoing discussion contains forward-looking statements. The Company's future performance is subject to numerous risks and uncertainties that could cause actual results to deviate substantially from those discussed in these forward-looking statements. Factors that could impact the variability of future results include: the outcome of legal and regulatory proceedings regarding reciprocal compensation for Internet-related calls and certain of the Company's product offerings; successful execution of the Company's expansion activities into new geographic markets on a timely and cost-effective basis; the pace at which new competitors enter the Company's existing and planned markets; responses of the competitors (including the ILECs); execution of interconnection agreements with ILECs on terms satisfactory to the Company; maintenance of the Company's supply agreements for transport facilities; continued acceptance of the Company's services by new and existing customers; the ability of the Company's systems and software to process year 2000 data correctly; the Company's ability to attract and retain talented employees, the Company's ability to successfully access markets, install switching electronics, and obtain the use of leased fiber transport facilities and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as regulatory, legislative and judicial developments that could cause actual results to differ materially from the future results indicated, express or implied, in such forward-looking statements.

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

  Focal, together with other CLECs, contends that Ameritech Illinois owes reciprocal compensation for calls originated by customers of Ameritech Illinois and terminated by CLECs to Internet service providers, who then route traffic onto the Internet. The Company has recorded cumulative revenue and related accounts receivable totaling $10.2 million as of September 30, 1998, from Ameritech Illinois who is currently disputing this obligation to the Company. The Illinois Commerce Commission ("ICC") ruled in favor of the Company and other CLECs regarding this dispute in March of 1998. On March 27, 1998, Ameritech Illinois filed suit in the United States District Court for the Northern District of Illinois seeking to reverse the ICC order and was granted a stay of the ICC order pending consideration of the appeal. The court rendered a decision on July 21, 1998 affirming the ICC order. Ameritech appealed the decision to the 7th Circuirt Court of Appeals, and was denied a stay pending appeal. As of September 30, 1998 the District Court stay had expired and Ameritech Illinois was in violation of the order. Subsequently Ameritech Illinois complied with the order and commenced payment for past reciprocal compensation charges. During October 1998, the Company received substantially all of the disputed obligation from Ameritech.

  In July 1998 Ameritech filed a complaint with the ICC alleging that Focal's Virtual Office service violates the interconnection agreement between Ameritech and the Company and certain state statutes. Ameritech also alleged that through its Virtual Office service, Focal is contributing to the exhaustion of phone numbers in the 847 area code. Ameritech complained that calls on Focal's Virtual Office network are circumventing local toll charges, and should not be subject to reciprocal compensation. Ameritech also alleged that the Company is offering service in violation of the state's pay-per-call rules. The Company believes that these claims lack merit. Nevertheless, an adverse outcome in this dispute could have a material adverse effect on the Company.

  The Company was named as a defendant, along with other parties, in a case involving the wrongful death of an electrician who was killed while working on the building premises in New York (Paula Falkowski v. Signature Construction, Inc., Focal Communications Corporation of New York, and Hugh O'Kane Electric Company, Inc.; Index No. 122037/97, Supreme Court of the State of New York, County of New York, amended complaint filed 4/3/98). The decedent was not under contract with Focal, nor was he working at the request of Focal. The Company has tendered the defense of this claim, and it has been accepted by the insurance carrier. The Company believes that it was not the cause of the injuries and subsequent death which gave rise to this lawsuit, and that any liability it may have in this case would be covered by insurance and not be material.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS

                              EXHIBIT DESCRIPTION

      EXHIBIT
      NUMBER
      -------

     4.1       Vesting Agreement as of November 27, 1996 by and among
               Madison Dearborn Capital Partners, L.P., (the "New Capital
               Investor"), Focal Communications Corporation and each of
               Robert C. Taylor, Jr., John R. Barnicle, Brian F. Addy and
               Joseph Beatty.

      EXHIBIT
      NUMBER
      -------

     4.2       Vesting Agreement as of November 27, 1996 by and among
               Frontenac VI, L.P., (the "New Capital Investor"), Focal
               Communications Corporation and each of Robert C. Taylor,
               Jr., John R. Barnicle, Brian F. Addy and Joseph Beatty.
     4.3       Vesting Agreement as of November 27, 1996 by and among
               Battery Ventures III, L.P., (the "New Capital Investor"),
               Focal Communications Corporation and each of Robert C.
               Taylor, Jr., John R. Barnicle, Brian F. Addy and Joseph
               Beatty.
     4.4       Amendment No. 1 to Vesting Agreement and Consent as of
               August 21, 1998 between Focal Communications Corporation, a Delaware corporation, Brian F. Addy, John R. Barnicle,
               Joseph Beatty, Robert C. Taylor, Jr., (collectively, the
               "Executive Investors"), Madison Dearborn Capital Partners,
               L.P. (the "New Capital Investor"), Frontenac VI, L.P. and
               Battery Ventures III, L.P. (collectively, the
               "Institutional Investors").
     4.5       Amendment No. 1 to Vesting Agreement and Consent as of
               August 21, 1998 between Focal Communications Corporation, a Delaware corporation, Brian F. Addy, John R. Barnicle,
               Joseph Beatty, Robert C. Taylor, Jr., (collectively, the
               "Executive Investors"), Madison Dearborn Capital Partners,
               L.P., Frontenac VI, L.P. (the "New Capital Investor"), and
               Battery Ventures III, L.P. (collectively, the
               "Institutional Investors").
     4.6       Amendment No. 1 to Vesting Agreement and Consent as of
               August 21, 1998 between Focal Communications Corporation, a Delaware corporation, Brian F. Addy, John R. Barnicle,
               Joseph Beatty, Robert C. Taylor, Jr., (collectively, the
               "Executive Investors"), Madison Dearborn Capital Partners,
               L.P., Frontenac VI, L.P. and Battery Ventures III, L.P.
               (the "New Capital Investor", collectively, the
               "Institutional Investors").
     4.7       Form of Restricted Stock Agreement dated September 30,
               1998 between Focal Communications Corporation and each of Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert
               C. Taylor, Jr.
     4.8       Amendment No. 2 to Stock Purchase Agreement with Madison
               Dearborn Capital Partners, L.P., Frontenac VI, L.P.,
               Battery Ventures III, L.P., Brian F. Addy, John R.
               Barnicle, Joseph Beatty, and Robert C. Taylor Jr., dated
               August 21, 1998.
     4.9       Amendment No. 1 to Stockholders Agreement with Madison
               Dearborn Capital Partners, L.P., Frontenac VI, L.P.,
               Battery Ventures III, L.P., Brian F. Addy, John R.
               Barnicle, Joseph Beatty, and Robert C. Taylor Jr., dated
               July 7, 1998.
     4.10      Amendment No. 2 to Stockholders Agreement with Madison
               Dearborn Capital Partners, L.P., Frontenac VI, L.P.,
               Battery Ventures III, L.P., Brian F. Addy, John R.
               Barnicle, Joseph Beatty, and Robert C. Taylor Jr., dated
               August 21, 1998.
     4.11      Amendment No. 1 to Executive Employment Agreement and
               Consent with Brian F. Addy, dated August 21, 1998.
     4.12      Amendment No. 1 to Executive Employment Agreement and
               Consent with John R. Barnicle, dated August 21, 1998.
     4.13      Amendment No. 1 to Executive Employment Agreement and
               Consent with Joseph Beatty, dated August 21, 1998.
     4.14      Amendment No. 1 to Executive Employment Agreement and
               Consent with Robert C. Taylor, Jr. dated August 21, 1998.

      EXHIBIT
      NUMBER
      -------

      4.15     Amendment No. 1 to Registration Agreement with Madison
               Dearborn Capital Partners, L.P., Frontenac VI, L.P.,
               Battery Ventures III, L.P., Brain F. Addy, John R.
               Barnicle, Joseph Beatty, and Robert C. Taylor, Jr. dated
               August 21, 1998.
     10.1      First Amendment to the Interconnection Agreement with
               Ameritech Information Industry Services, dated September
               8, 1998.
     10.2      Lease Agreement for property located at 1511 6th Avenue,
               Seattle, WA, dated August 7, 1998.
     10.3      Lease Agreement for property located at 23800 West Ten
               Mile Road, Southfield, MI, dated August 31, 1998.
     10.4      Lease Agreement for property located at One Penn Plaza,
               New York, NY, dated September 25, 1998.
     10.5 First Amendment to Lease Agreement for property located at 1200 West 7th Street, Los Angeles, CA, dated July 8, 1998.
     10.6 First Amendment to Lease Agreement for property located at 1120 Vermont NW, Washington, D.C., dated July 23, 1998.
     10.7 1997 Nonqualified Stock Option Plan, amended and restated as of August 21, 1998.
     10.8      1998 Equity and Performance Incentive Plan.
     10.9      1998 Equity Plan for Non-Employee Directors of Focal
               Communications Corporation.
     10.10 Amendment No. 1 to Executive Employment Agreement and consent with Renee M. Martin, dated August 21, 1998.
     27.1      Financial Data Schedule

  (B) REPORTS ON FORM 8-K

  The Company did not file any current reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Focal Communications Corporation

Date: November 16, 1998                          Robert C. Taylor, Jr.,
                                          _____________________________________
                                                 Robert C. Taylor, Jr.,
                                           President and Chief Executive Offi-
                                                           cer
                                                  (Authorized Officer)

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

Date: November 16, 1998                          /s/ Robert M. Junkroski
                                          _____________________________________
                                                  Robert M. Junkroski,
                                                       Controller
                                             (Principal Accounting Officer)

                              EXHIBIT DESCRIPTION

      EXHIBIT
      NUMBER
      -------

     4.1       Vesting Agreement as of November 27, 1996 by and among
               Madison Dearborn Capital Partners, L.P., (the "New Capital
               Investor"), Focal Communications Corporation and each of
               Robert C. Taylor, Jr., John R. Barnicle, Brian F. Addy and
               Joseph Beatty.
     4.2       Vesting Agreement as of November 27, 1996 by and among
               Frontenac VI, L.P., (the "New Capital Investor"), Focal
               Communications Corporation and each of Robert C. Taylor,
               Jr., John R. Barnicle, Brian F. Addy and Joseph Beatty.
     4.3       Vesting Agreement as of November 27, 1996 by and among
               Battery Ventures III, L.P., (the "New Capital Investor"),
               Focal Communications Corporation and each of Robert C.
               Taylor, Jr., John R. Barnicle, Brian F. Addy and Joseph
               Beatty.
     4.4       Amendment No. 1 to Vesting Agreement and Consent as of
               August 21, 1998 between Focal Communications Corporation, a Delaware corporation, Brian F. Addy, John R. Barnicle,
               Joseph Beatty, Robert C. Taylor, Jr., (collectively, the
               "Executive Investors"), Madison Dearborn Capital Partners,
               L.P. (the "New Capital Investor"), Frontenac VI, L.P. and
               Battery Ventures III, L.P. (collectively, the
               "Institutional Investors").
     4.5       Amendment No. 1 to Vesting Agreement and Consent as of
               August 21, 1998 between Focal Communications Corporation, a Delaware corporation, Brian F. Addy, John R. Barnicle,
               Joseph Beatty, Robert C. Taylor, Jr., (collectively, the
               "Executive Investors"), Madison Dearborn Capital Partners,
               L.P., Frontenac VI, L.P. (the "New Capital Investor"), and
               Battery Ventures III, L.P. (collectively, the
               "Institutional Investors").
     4.6       Amendment No. 1 to Vesting Agreement and Consent as of
               August 21, 1998 between Focal Communications Corporation, a Delaware corporation, Brian F. Addy, John R. Barnicle,
               Joseph Beatty, Robert C. Taylor, Jr., (collectively, the
               "Executive Investors"), Madison Dearborn Capital Partners,
               L.P., Frontenac VI, L.P. and Battery Ventures III, L.P.
               (the "New Capital Investor", collectively, the
               "Institutional Investors").
     4.7       Form of Restricted Stock Agreement dated September 30,
               1998 between Focal Communications Corporation and each of Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert
               C. Taylor, Jr.
     4.8       Amendment No. 2 to Stock Purchase Agreement with Madison
               Dearborn Capital Partners, L.P., Frontenac VI, L.P.,
               Battery Ventures III, L.P., Brian F. Addy, John R.
               Barnicle, Joseph Beatty, and Robert C. Taylor Jr., dated
               August 21, 1998.
     4.9       Amendment No. 1 to Stockholders Agreement with Madison
               Dearborn Capital Partners, L.P., Frontenac VI, L.P.,
               Battery Ventures III, L.P., Brian F. Addy, John R.
               Barnicle, Joseph Beatty, and Robert C. Taylor Jr., dated
               July 7, 1998.
     4.10      Amendment No. 2 to Stockholders Agreement with Madison
               Dearborn Capital Partners, L.P., Frontenac VI, L.P.,
               Battery Ventures III, L.P., Brian F. Addy, John R.
               Barnicle, Joseph Beatty, and Robert C. Taylor Jr., dated
               August 21, 1998.

      EXHIBIT
      NUMBER
      -------

      4.11     Amendment No. 1 to Executive Employment Agreement and
               Consent with Brian F. Addy, dated August 21, 1998.
      4.12     Amendment No. 1 to Executive Employment Agreement and
               Consent with John R. Barnicle, dated August 21, 1998.
      4.13     Amendment No. 1 to Executive Employment Agreement and
               Consent with Joseph Beatty, dated August 21, 1998.
      4.14     Amendment No. 1 to Executive Employment Agreement and
               Consent with Robert C. Taylor, Jr. dated August 21, 1998.
      4.15     Amendment No. 1 to Registration Agreement with Madison
               Dearborn Capital Partners, L.P., Frontenac VI, L.P.,
               Battery Ventures III, L.P., Brain F. Addy, John R.
               Barnicle, Joseph Beatty, and Robert C. Taylor, Jr. dated
               August 21, 1998.
     10.1      First Amendment to the Interconnection Agreement with
               Ameritech Information Industry Services, dated September
               8, 1998.
     10.2      Lease Agreement for property located at 1511 6th Avenue,
               Seattle, WA, dated August 7, 1998.
     10.3      Lease Agreement for property located at 23800 West Ten
               Mile Road, Southfield, MI, dated August 31, 1998.
     10.4      Lease Agreement for property located at One Penn Plaza,
               New York, NY, dated September 25, 1998.
     10.5 First Amendment to Lease Agreement for property located at 1200 West 7th Street, Los Angeles, CA, dated July 8, 1998.
     10.6 First Amendment to Lease Agreement for property located at 1120 Vermont NW, Washington, D.C., dated July 23, 1998.
     10.7 1997 Nonqualified Stock Option Plan, amended and restated as of August 21, 1998.
     10.8      1998 Equity and Performance Incentive Plan.
     10.9      1998 Equity Plan for Non-Employee Directors of Focal
               Communications Corporation.
     10.10 Amendment No. 1 to Executive Employment Agreement and consent with Renee M. Martin, dated August 21, 1998.
     27.1      Financial Data Schedule