Form 10-K
period 1998-12-31
FOCAL COMMUNICATIONS CORP
filed 1999-04-01
CIK 1059130

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark
One)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     for the fiscal year ended December 31, 1998

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     for the transition period from      to     .

                               ----------------

                       Commission file number 333-49397
                       Focal Communications Corporation
            (Exact name of registrant as specified in its charter)

               Delaware                              36-4167094
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
           incorporation or
             organization)

       200 North LaSalle Street,
     Suite 1100, Chicago, Illinois                      60601
    (Address of principal executive                  (Zip Code)
               offices)

Registrant's telephone number, including area code: (312) 895-8400

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of February 28, 1999, there was no established trading market for any class of the Registrant's common stock.

   As of February 28, 1999, there were 75,674 shares of the Registrant's Class A common stock, 22,000 shares of the Registrant's Class B common stock and no shares of the Registrant's Class C common stock, each $.01 par value per share, outstanding.

                      Documents Incorporated by Reference
                                     None.

                   Index of Exhibits is located on page 34.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

   We have made statements in this Annual Report on Form 10-K that are not historical facts. These "forward-looking statements" can be identified by the use of terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or comparable terminology. These forward-looking statements include, among others, statements concerning:

  .  Our business strategy and competitive advantages

  . Statements regarding the growth of the telecommunications industry and our business

  .  The markets for our services and products

  . Forecasts of when we will enter particular markets or begin offering particular services

  .  Our anticipated capital expenditures and funding requirements

  .  Anticipated regulatory developments

   These statements are only predictions. You should be aware that these forward-looking statements are subject to risks and uncertainties, including financial, regulatory developments, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could affect these statements or prevent us from achieving our stated goals include, but are not limited to, our failure to:

  . Prevail in legal and regulatory proceedings regarding reciprocal compensation for Internet-related calls or changes to regulations that govern reciprocal compensation

  . Successfully expand our operations into new geographic markets on a timely and cost-effective basis

  .  Respond to competitors in our existing and planned markets

  . Execute and renew interconnection agreements with incumbent carriers on terms satisfactory to us

  .  Maintain our agreements for transport facilities

  .  Maintain acceptance of our services by new and existing customers

  .  Attract and retain talented employees

  . Obtain and maintain any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions

  .  Respond effectively to regulatory, legislative and judicial developments

  . Manage administrative, technical or operational issues presented by our expansion plans

  .  Address Year 2000 remediation issues

                                    PART I

ITEM 1. BUSINESS

   Except as otherwise required by the context, references in this report to the "Company," "Focal," "we," "us," or "our" refer to the combined business of Focal Communications Corporation and all of its subsidiaries.

Introduction

   Focal is a competitive local exchange carrier, or CLEC, that provides local telecommunications services to large corporations, value-added resellers
(VARs), and information service providers (including Internet service providers (ISPs)) in large metropolitan markets. We began operations in 1996, initiated service first in Chicago in May 1997 and currently offer service in the following 12 markets:

              Chicago                New York     Philadelphia
              San Francisco          San Jose     Oakland
              Orange County, California
                                     Los Angeles  Northern Virginia
              Washington, D.C.       Boston       Northern New Jersey

   As part of our expansion, we plan to offer services in Dallas, Ft. Worth, Detroit, and Seattle by the end of 1999. An inability to effectively manage our planned expansion could adversely affect our operations.

   We have chosen to initially do business only in large metropolitan markets with a high concentration of telecommunications-intensive customers. We select our target geographical markets using several criteria:

  .Sufficient market size

  .Favorable state regulatory environment

  .The existence of multiple fiber transport providers with extensive networks

  .The existence of or ability to obtain attractive interconnection agreements with the incumbent local exchange carriers, or ILECs

   We believe telecommunications-intensive users in large metropolitan markets are inadequately supplied with highly reliable, local switched services. We also believe that these types of users will increasingly demand diversity in local telecommunications providers as they have already done in long distance and private-line telecommunications services.

   We believe that our primary competitor in each of our target markets is the ILEC. Most CLECs initially chose to compete in smaller markets, effectively ceding the large metropolitan markets to a select group of early generation CLECs (i.e., MFS Communications and Teleport Communications Group). Moreover, the vast majority of CLECs provide bundled communications services to primarily small- and medium-sized business customers. Our experience has supported our belief that, unlike residential and small- to medium-sized businesses who may prefer "one-stop" telecommunications providers, large telecommunications-intensive users will purchase different types of telecommunications services from different providers. As such, we believe that there are few competitors offering telecommunications-intensive users a stand-alone alternative to ILEC-switched local services. We believe that we have a competitive advantage over other local service providers as a result of our decision to provide diverse, reliable and innovative local switched services to this significant and underserved market segment.

   As of December 31, 1998, we had sold 68,184 access lines, of which 52,011 were installed and in service. This compares to 13,411 lines sold and 7,394 lines installed and in service as of December 31, 1997.

   We were incorporated in Delaware in June 1997 in connection with a Plan of Reorganization and Agreement dated June 12, 1997, whereby we became the holding company of Focal Communications of Illinois and each of its subsidiaries. Our principal executive offices are located at 200 North LaSalle Street, Suite 1100, Chicago, Illinois 60601 and our phone number is (312) 895-8400.

Networks

   Focal has initially chosen to design networks using a "smart-build" approach, which involves purchasing and maintaining our own switches while leasing fiber transport facilities on an as-needed basis. This smart-build approach is possible because there are multiple vendors of fiber transport facilities in each of our large metropolitan markets, both current and planned. Our switch-based, leased transport network architecture allows us to:

  .Reduce the time and money required to launch a new market

  .Minimize financial risk associated with under-utilized networks

  .Generate revenue and cash flow more quickly

   We lease 100% of our transport facilities from multiple vendors in each of our markets. This provides us with added negotiating leverage in obtaining favorable terms and allows us to offer our customers both redundancy and diversity. In addition, we have designed our networks to maximize call completion and significantly reduce the likelihood of blocked calls, which helps us satisfy the needs of our high-volume corporate customers.

   We have the flexibility to add or subtract leased transport capacity on an incremental basis with the addition or loss of customers. We believe that the quantity of existing and planned fiber transport facilities available from numerous carriers will be sufficient to satisfy our need for leased transport facilities and permit us to obtain these facilities at competitive prices for the foreseeable future. The fiber transport providers in our current and planned markets compete with each other for our business in order to maximize the return on their fixed-asset networks, which enables us to obtain competitive pricing. Because the costs of building and maintaining fiber networks are high and the markets in which we compete are relatively well-supplied, the fact that many of our fiber providers are our competitors in the local switched services market does not affect our ability to obtain competitively-priced transport facility leases. In addition, because each of our fiber transport capacity providers is a common carrier, they are required to make their transport services available to us on terms no less favorable than those provided to similar customers. However, any unexpected material increase in the cost of leased fiber transport facilities could have a material adverse effect on our results.

   We currently lease a majority of our transport facilities from one carrier. Although we believe that adequate alternative sources of transport facilities exist, should this carrier's facilities become unavailable, our business could be disrupted.

   We are a party to a products purchase agreement with Northern Telecom that expires March 5, 2001. This agreement establishes terms and conditions for our purchase of Northern Telecom products, including switches and related software, and services. This contract requires us to place orders for the delivery and installation of Northern Telecom products, including DMS-500 central office switches, in a minimum amount of $15 million every 12 months, or an aggregate over the term of the agreement of $45 million, at pre-established prices. If we fail to meet our minimum requirements on an annual basis, we are required to pay a penalty of 15% of the difference between our requirement and the amount actually purchased. If we exceed our minimum annual requirement, we receive a credit towards our purchase of Northern Telecom software. We are required to purchase all of our requirements of particular switching equipment from Northern Telecom during the term of the agreement, with limited exceptions.

   We have also entered into a software license agreement with DPI/TFS, Inc., dated as of April 10, 1997, under which we were granted a personal, non-exclusive and non-transferable license to use select DPI/TFS billing software. We paid an initial license fee and are required to pay specified incremental use fees based on the number of access lines for which we use the software. Unless terminated by us or DPI/TFS as permitted by the agreement, the license is perpetual.

Products and Services

   We primarily offer local switched services to our customers. These services can generally be segmented into inbound and outbound calling services.

   Inbound Services. Our basic, inbound service allows for the completion of calls to a new phone number we supply to our customers. Alternatively, local number portability ("LNP") allows us to provide inbound services using a customer's existing phone number. While LNP is occasionally unavailable and cumbersome to implement, it permits us to serve customers without altering their existing phone numbers.

   We offer a number of inbound calling applications:

  .Direct inward dial service allows inbound calls to reach a particular station on a customer's phone system without operator intervention. We market direct inward dial service to our corporate customers as both a primary and backup service. As a primary service, the customer uses Focal numbers where a new line and number are needed, as when a customer hires a new employee. As a backup service, we can implement an alternative numbering plan for the customer in case the customer's primary service from the ILEC or another CLEC is interrupted.

  .Focal Virtual Office is designed to allow a corporate customer's employees to dial-in to the corporate customer's local area network by a telephone number in the employee's unmetered local calling area. This allows the employee to access the local area network without incurring per minute charges and enables our corporate customer to avoid the higher cost of maintaining region-wide 800 service for local area network access. We are planning future enhancements to our inbound services that are expected to increase the screening capabilities and add another layer of security to a corporate customer's local area network.

  .Focal Multi-Exchange Service(TM), a variant of the Focal Virtual Office service marketed to ISPs, allows ISP customers to cost-effectively access the ISP's remote access servers.

   Outbound Services. Our basic outbound services allow local and toll calls to be completed within a metropolitan region and long distance calls to be completed worldwide. This direct outward dial service is utilized by end users in several ways. As a primary service, a customer uses Focal as a replacement for the ILEC in placing calls to destinations within the region. In our least cost routing application, a customer can utilize our service in conjunction with its existing ILEC service to route calls using whichever carrier is least expensive for that particular type of call or time of day.

   Our other outbound applications include outbound 800 calling and long distance overflow service. In order to encourage customers to use our service, we offer customers an incentive for letting us provide their outbound 800 calls. In the case of long distance overflow service, we act as a backup to the customer's existing long distance carrier in order to optimize the number of direct, special access lines installed from the customer's premises to the long distance carrier's network.

   FocalFLOW is an outbound service marketed to VARs that need to be able to switch outbound traffic among multiple long distance or international carriers. We partition our central office switch so VARs can utilize the core switching capability of our equipment at reasonable per minute or per port cost.

   All of the services described above are commonly provisioned over a high-speed digital communications circuit called a T-1 facility and interface directly with our customers' private branch exchange or other customer-owned equipment. This averts our need to provide multiplexing equipment, which combines a number of communications paths onto one path, at the customer's location. This is possible due to the high call volume generated by the large telecommunications-intensive customers we target. Our ability to directly interface existing customer equipment further minimizes our capital investment and maximizes our overall return on capital.

   We also offer our customers the ability to colocate equipment in our switching and operations centers. Equipment colocation benefits the customer by allowing it to inexpensively house its equipment without having to maintain environmentally controlled space. In addition, customers that colocate qualify for special discounts on our monthly line rates. This service is particularly well-suited to our ISP customers, who frequently operate remote access servers and routers in conjunction with our switched services.

Sales and Marketing

   Our primary objective is to satisfy the need for highly reliable, local switched telecommunications services for telecommunications-intensive users in the large metropolitan markets in which we operate by providing diverse, reliable and sophisticated services.

   Diversity. Focal provides diversity to telecommunications-intensive users by delivering highly reliable, local switched telecommunications services as an alternative to the ILEC. This type of diversity already exists in other areas of telecommunications services, such as long distance. Telecommunications-intensive customers clearly embrace the benefits of diversity, particularly because redundancy minimizes the effects of facilities failures and maximizes competitive pricing. As a result, most of our target customers typically have multiple long distance providers, multiple equipment vendors and multiple local private-line providers.

   Reliability. We provide reliable service to telecommunications-intensive users, who are highly sensitive to the potential effects of facilities failures, by designing our networks around the same theme of diversity that we advocate for our customers. Although local switched services are perceived as simple, basic services, the delivery of highly reliable, local switched services requires sophisticated systems. We have engineered our switching and transport networks to meet the demanding traffic and reliability requirements of our target customers. Our network strategy is based on developing and operating a robust, reliable, high-throughput local network relative to the ILECs and other CLECs. Because we are a relatively new entrant to the markets we serve, we must meet or exceed the performance quality of the existing local networks in order to attract telecommunications-intensive users to our networks. Unlike smaller users that tend to pre-qualify vendors based on price, we believe that telecommunications-intensive customers choose vendors based on the performance of their networks, and specifically, their reliability. As a result, the design and operation of our network is a key success factor in our business development process.

   In choosing our equipment, we conducted extensive research to identify the best hardware for the high-volume users that we serve. As a result of this research, we selected Northern Telecom's DMS-500 SuperNode central office switches, which we have engineered to reduce significantly the likelihood of blocked calls and to maximize call completion. As such, our customers are unlikely to find themselves unable to complete or receive calls due to limitations inherent in our switches. We also engineer our fiber capacity to avoid blocking. We typically connect to a large number of switches in the ILEC's network. This increases call completion even if a portion of the ILEC's trunking network becomes blocked. We optimize the configuration of our network by implementing overflow routing between the ILEC's network and ours, where available. Because the customer base of the ILECs and other CLECs is not typically as telecommunications-intensive as ours, we specifically engineered our network to accommodate traffic volumes per customer far in excess of that which the ILECs or other CLECs typically experience. In addition, we enhance our reliability by delivering service from our switches to customers over multiple fiber transport systems.

   We have also implemented safeguards in our network design to maximize reliability. The DMS-500 switch allows us to distribute customer traffic across multiple bays of equipment, thus minimizing the effects of any customer outage. In addition, these switches were engineered by Northern Telecom with fully redundant processors and memory in the event of a temporary failure. Our disaster prevention strategy includes service from multiple power sources where available, on-site battery backup and diesel generator power at each switching facility to protect against failures of our electrical service.

   Any expansion or adaptation of our networks will require substantial additional financial, operational, technical and managerial resources. These resources could include additional hardware or software to enable our network and switching facilities to manage increased traffic loads and the addition of new customers. If we are unable to expand or adapt our networks to respond to these developments on a timely basis and at commercially reasonable costs, our business will be materially adversely affected. Our business could also be adversely affected if we fail to keep pace with the rapid technological changes to which our industry is prone.

   Sophistication. Our target customers are knowledgeable, sophisticated buyers of telecommunications services that demand a high level of professionalism throughout a vendor's organization. We believe that the technical sophistication of our management and operations team has been a critical factor in our initial success and will continue to differentiate us from our competitors. Execution of our strategy of penetrating telecommunications-intensive accounts requires a well-experienced team of sales professionals. As a result, attracting and retaining experienced sales professionals is important to our overall success. Our sales professionals' compensation is structured to retain these valuable employees through the grant of stock options and cash compensation incentives based on our revenue and operating cash flow objectives.

Financial Information about Industry Segments

   Focal operates in a single industry segment, telecommunication services. Operations are managed and financial performance is evaluated based on the delivery of multiple telecommunication services to customers over fiber networks. See our Consolidated Financial Statements included in Item 8 of this report for information related to revenues and operating profit or loss.

Significant Relationships

   Ameritech Illinois accounted for approximately 81% of our consolidated revenues in 1997. Ameritech Illinois and Bell Atlantic New York accounted for approximately 59% and 16% of our consolidated revenues in 1998, respectively. The revenues from these carriers in 1997 and 1998 are the result of interconnection agreements we have entered into with them that provide for reciprocal compensation relating to the transport and termination of telecommunications traffic. Further discussion regarding reciprocal compensation is located in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this report. No other entities accounted for more than 10% of 1997 or 1998 revenues.

Competition

   Our industry is highly competitive. We face a variety of existing and potential competitors, including:

  . The ILECs in our current and target markets

  . Other CLECs

  . Long distance carriers

  . Potential market entrants, including cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users

   Our primary competitor in each of our existing markets is the ILEC. Examples include BellSouth, Bell Atlantic, Ameritech, U S WEST, SBC and GTE. These ILECs are generally required to file their prices with the states in their service areas. Any price changes must be reflected in these filings. The ILECs have also generally been given the flexibility to respond to competition with lower pricing. In most cases, proposals for lower pricing must also be filed with the applicable state utility commissions and the pricing must be made available to similarly situated customers. As a result, while the ILECs in many states may have some pricing flexibility for local services, they must usually file any special pricing plans offered and make these plans available to all of their similarly-situated customers. We believe this provides a disincentive for the ILECs to significantly vary or discount prices even in competitive situations. However, as a CLEC, similar obligations apply to us. See "--Regulation--State Regulation."

   Certain Regional Bell Operating Companies recently requested that the Federal Communications Commission (the "FCC") relax regulation of their provision of advanced data networks, which may also be used for voice traffic. While the FCC has denied those requests, it has initiated rule-making that is intended to establish the procedures and safeguards necessary before these ILECs could, through separate subsidiary companies, provide these services on a largely deregulated basis. If adopted, these rules may provide additional opportunities for competition from these ILECs.

   The ILECs offer a wider variety of services in a broader geographic area than ours and have much greater resources than we do. This may encourage an ILEC to subsidize the pricing for services with which we compete with the profits of other services in which the ILEC remains the dominant provider. Subsidies of this type could have a material adverse effect on our results. We believe competition has limited the number of services dominated by ILECs. In addition, state regulators have exercised their enforcement powers in a way that makes it unlikely the ILECs would be able to successfully pursue this type of protective pricing strategy for an extended period.

   In addition to competition from ILECs, we also face competition from a growing number of other CLECs. There are typically several other CLECs competing in each metropolitan market we serve or plan to enter. Examples of CLECs in our markets include Allegiance Telecom, Inc., NEXTLINK Communications, Inc., MFS Communications and Teleport Communications Group. In some instances, these CLECs have resources greater than ours and offer a wider range of services. Many of the CLECs in our markets target small- and medium-sized business customers, which differs from our target customer base of large, telecommunications-intensive users. Although CLECs overall have only captured approximately two to three percent of local access lines, we nevertheless compete to some extent with other CLECs in our customer segments.

   In addition to ILECs and other CLECs, we are increasingly competing with long distance carriers. A number of long distance carriers have introduced local telecommunications services to compete with us and the ILECs. These services include toll calling and other local calling services, which are often packaged with the carrier's long distance service. While we do not believe the packaging aspect of the service is particularly attractive to the telecommunications-intensive customers we target, large long distance carriers enjoy certain competitive advantages due to their vast financial resources and brand name recognition. In addition, we believe there is a risk the long distance carriers may subsidize the pricing of their local services with profits from long distance services. We anticipate that the entry of the Regional Bell Operating Companies into the long distance market will reduce the risk of this type of activity by reducing the profitability of the long distance carrier's long distance minutes. Further, to the extent the long distance carrier purchases our service on a wholesale basis and rebundles it at a subsidized rate, we may benefit as the subsidized, wholesale service could result in higher market penetration than we would otherwise have achieved. In addition, we have displaced long distance carriers where the customer was dissatisfied with the quality of the long distance carrier's local service. We expect our reputation for exceptional service quality and customer care will continue to result in us displacing the long distance carrier as the primary alternative to the ILEC in competitive situations. In addition, we expect that some of our recent and proposed service offerings, which enable long distance calls to be priced like local calls, will increase our level of competition with long distance providers. We also expect to face competition from potential market entrants.

   For a description of how we compete, see "--Sales and Marketing."

Regulation

   The following summary of regulatory developments and legislation is not complete. It does not describe all present and proposed federal, state and local regulation and legislation affecting the telecommunications industry. Existing federal and state regulations are currently subject to judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the manner in which our industry operates. We cannot predict the outcome of these proceedings or their impact on the telecommunications industry or us.

   Overview. Our services are subject to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over all the facilities of, and services offered by, telecommunications common carriers like us to the extent we use our facilities to provide, originate or terminate interstate or international communications. State regulatory commissions retain jurisdiction over most of the same facilities and services to the extent they are used to provide, originate or terminate intrastate communications. The decisions of these regulatory bodies are often subject to judicial review, which makes it difficult for us to predict outcomes in this area.

   Federal Regulation. We must comply with the requirements of common carriage under the Communications Act of 1934. Comprehensive amendments to the Communications Act of 1934 were made by the Telecommunications Act of 1996, referred to as the Telecom Act, which substantially altered both federal and state regulation of the telecommunications industry. The purpose of this legislation was to deregulate the telecommunications industry to a significant degree, thereby fostering increased competition among carriers. Because implementation of the Telecom Act is subject to numerous federal and state policy rule-making and judicial review, we cannot predict with certainty what its ultimate effect on us will be. We believe, however, that it will take years for our industry to feel the full impact of the Telecom Act. Even so, it is already clear that this legislation creates both opportunities and challenges for us. One challenge is the lack of effective enforcement mechanisms designed to speed resolutions of Telecom Act-related disputes between competitors.

   Under the Telecom Act, any entity may enter a telecommunications market, subject to reasonable state safety, quality and consumer protection regulations. The Telecom Act makes local markets accessible by requiring the ILEC to permit interconnection to its network and establishing ILEC obligations with respect to:


  .Colocation of equipment. This allows companies like us to install and maintain our own network termination equipment in ILEC central offices.

  .Reciprocal compensation. This requires the ILECs and CLECs to compensate each other for telecommunications traffic, which originates on the network of one carrier and is sent to the network of the other.

  . Resale of service offerings. This requires the ILEC to establish wholesale rates for services it provides to end-users at retail rates to promote resale by CLECs.

  . Interconnection. This requires the ILECs to permit their competitors to interconnect with ILEC facilities at any technically feasible point in the ILECs' networks.

  . Access to unbundled network elements. This requires the ILECs to unbundle and provide access to some components of their local service network to other local service providers. Unbundled network elements are portions of an ILEC's network, such as cooper lines, that CLECs can lease in order to build their own facilities networks.

  . Number portability. This requires the ILECs and CLECs to allow a customer to retain an existing phone number within the same local area even if the customer changes telecommunications services providers. All telecommunications carriers will be required to contribute to the shared industry costs of number portability, with the first payments being due in the fourth quarter of 1999.

  . Dialing parity. This requires the ILECs and CLECs to establish dialing parity so that customers do not perceive a quality difference between networks when dialing.

  . Access to rights-of-way. This requires the ILECs and CLECs to establish non-discriminatory access to telephone poles, ducts, conduits and rights-of-way.

   ILECs are required to negotiate in good faith with other carriers that request any or all of the arrangements discussed above. If a requesting carrier is unable to reach agreement with the ILEC within a prescribed time, either carrier may request arbitration by the applicable state commission. If an agreement still cannot be reached, carriers are forced to abide by the obligations established by the FCC and the applicable state commission.

   We have entered into a number of interconnection agreements with the ILECs in our markets and will enter into additional agreements as our build-out progresses. We have existing interconnection agreements in each of our existing markets and in several of our planned markets. Seven of the interconnection agreements covering our existing markets, including the agreement covering Chicago, expire in 1999. Five of the interconnection agreements covering our existing markets, including the agreement covering New York, expire in 2000. The expiration of these agreements will require that we negotiate new interconnection terms with the ILECs, including new rates for reciprocal compensation, which are subject to significant uncertainty due to regulatory changes and other business trends. Pending conclusion of these negotiations, the existing interconnection agreements will continue to govern the payment of reciprocal compensation and other interconnection terms.

   The FCC is charged with establishing guidelines to implement the Telecom Act. In August 1996, the FCC released a decision, known as the Interconnection Decision, that established rules for the interconnection requirements outlined above and provided guidelines for interconnection agreements by state commissions. The U.S. Court of Appeals for the Eighth Circuit vacated portions of the Interconnection Decision, based in part on its finding that the FCC did not have the authority to adopt some of the rules it adopted. On January 25, 1999, the U.S. Supreme Court reversed the Eighth Circuit and upheld the FCC's authority to issue regulations governing pricing of unbundled network elements provided by the ILECs in interconnection agreements, including regulations governing reciprocal compensation, which are discussed in more detail below. In addition, the Supreme Court affirmed an FCC rule that allows requesting carriers to "pick and choose" individual portions of existing interconnection agreements with other carriers and to "opt-in" to only to those portions of the interconnection agreement that they find most attractive. The Supreme Court did not, however, address other challenges raised about the FCC's rules at the Eighth Circuit because those challenges were not decided by the Eighth Circuit. These challenges will have to be addressed by the Eighth Circuit in light of the Supreme Court's decision. In addition, the Supreme Court disagreed with the standard applied by the FCC for determining whether an ILEC should be required to provide a competitor with particular unbundled network elements. This issue will have to be addressed by the FCC in a new rule-making proceeding that the FCC intends to initiate in the spring of 1999.

   The Eighth Circuit decisions and their reversal by the Supreme Court continue to create uncertainty about the rules governing the pricing terms and conditions of interconnection agreements. The Supreme Court's actions in particular may give rise to the renegotiation of existing agreements. The ILECs may, as a result of the Supreme Court reversal, seek to stop providing some unbundled elements. Although state commissions continue to implement and enforce interconnection agreements, the Supreme Court ruling and future FCC and court rulings may affect these commissions' authority to implement or enforce interconnection agreements or lead to additional rule-making by the FCC. The resulting uncertainty makes it difficult to predict whether we will be able to continue to rely on our existing interconnection agreements or have the ability to negotiate acceptable interconnection agreements in the future.

   In addition to requiring the ILECs to open their networks to competitors and reducing the level of regulation applicable to CLECs, the Telecom Act also reduces the level of regulation that applies to the ILECs, thereby increasing their ability to respond quickly in a competitive market. For example, the FCC has applied "streamlined" tariff regulation of the ILECs, which accelerates the time prior to which changes to tariffed service rates may take effect and removes FCC pre-approval requirements to the ILEC's construction of new facilities. These developments enable the ILECs to change rates more quickly in response to competitive pressures. The FCC has also proposed heightened price flexibility for the ILECs, subject to specified caps. If implemented, this flexibility may decrease our ability to effectively compete with the ILECs in our markets. Finally, because the Telecom Act's interconnection requirements also apply to long distance carriers and CLECs, including us, it may make competitive entry into other services or geographic markets more attractive to the ILECs, long distance carriers and other companies, which would likely increase the level of competition we face.

   The Telecom Act also gives the FCC authority to determine not to regulate carriers if it believes regulation would not serve the public interest. The FCC is charged with reviewing its regulations for continued relevance on a regular basis. As a result of this mandate, a number of regulations that apply to CLECs have been and may in the future continue to be eliminated. We cannot, however, guarantee that any regulations that are now or will in the future be applicable to us will be eliminated.

   Reciprocal Compensation. We expect that reciprocal compensation payments, which we currently receive from the ILEC in each of our markets, will make up a significant portion of our initial revenues in each of our markets. Reciprocal compensation is the compensation paid by one carrier to send particular calls to another carrier's network. Because ISPs and corporate customers typically receive more calls than they make, and a large number of our customers are ISPs and large corporations, we expect to receive more reciprocal compensation than we pay for calls that originate on our networks. As a result of several trends in our business and the current regulatory environment, which are discussed below, we expect our revenues from reciprocal compensation to decline significantly.

   Some ILECs have refused to pay reciprocal compensation charges that they estimate are the result of inbound ISP traffic because they believe that type of traffic should be considered interstate in nature. For example, Ameritech Illinois disputed a portion of the reciprocal compensation charges billed to it by us, which it believes are related to Internet access charges. In March of 1998, the Illinois Commerce Commission ruled in favor of Focal and other CLECs regarding this dispute. In late March, Ameritech Illinois filed suit in the U.S. District Court for the Northern District of Illinois seeking reversal of the earlier Commission order. Ameritech Illinois was granted a stay of the Commission order while the appeal was considered, but in July 1998, the court affirmed the Commission order. Ameritech Illinois then appealed the decision to the U.S. Court of Appeals for the Seventh Circuit and was denied a stay while the appeal is pending. In October 1998, Ameritech complied with the order and we received payment for past reciprocal compensation charges that represent substantially all of the disputed amounts. Reciprocal compensation payments from Ameritech Illinois comprised approximately 81% of our revenues for the year ended December 31, 1997 and payments from Ameritech and another ILEC comprised approximately 75% of our revenues for the year ended December 31, 1998. Briefing in the Seventh Circuit has been completed, but we cannot predict when the court will make a final determination or what the outcome will be. Any determination by the Seventh Circuit that Internet traffic is ineligible for reciprocal compensation payments would have a material adverse effect on our business and results of operations.

   While some states in which our current and planned markets are located have ordered the ILECs to pay reciprocal compensation for Internet-related calls, other states have not yet considered the issue or the issue is subject to judicial review, like in Illinois. States that have not yet addressed the issue may determine that no reciprocal compensation is due for calls made to ISPs. In addition, on February 26, 1999, the FCC issued a declaratory ruling and Notice of Proposed Rulemaking concerning inbound ISP traffic. The FCC concluded in its ruling that ISP traffic is jurisdictionally interstate in nature. The FCC has requested comment as to what reciprocal compensation rules should govern this traffic upon expiration of existing interconnection agreements. The FCC also determined that no federal rule existed that governed reciprocal compensation for ISP traffic at the time existing interconnection agreements were negotiated and concluded that it should permit states to determine whether reciprocal compensation should be paid for calls to ISPs under existing interconnection agreements.

   In light of the FCC's order, state commissions, which previously addressed this issue and required reciprocal compensation to be paid for ISP traffic may reconsider and may modify their prior rulings. The FCC order has been appealed by several parties. No procedural calendar has been established yet. Several ILECs, including Ameritech, have publicly stated that they will seek to overturn prior orders that they claim are inconsistent with the FCC's February 26, 1999 order. Relief sought could include repayment of reciprocal compensation amounts previously paid by the ILECs. In addition, at least one ILEC has already filed suit seeking a refund from another carrier of reciprocal compensation the ILEC has paid to that carrier.

   Upon expiration of our existing interconnection agreements, we must negotiate new rates for reciprocal compensation with each carrier. Pending conclusion of these negotiations, the existing interconnection agreements will continue to govern the payment of reciprocal compensation. Because of the uncertainty surrounding reciprocal compensation in general and the FCC's February 26th ruling and our need to renegotiate our existing interconnection agreements in particular, it is unlikely that current rates of reciprocal compensation will continue in new interconnection agreements. A reduction in rates payable for reciprocal compensation could have a material adverse effect on us, as could any requirement to refund reciprocal compensation paid to date.

   Universal Support Fund. On May 8, 1997, in compliance with the requirements of the Telecom Act, the FCC released an order establishing a new federal universal service support fund, which provides subsidies to carriers that provide service to under-served individuals and customers in high-cost or low-income areas, and to companies that provide telecommunications services for schools, libraries and rural health care providers. We are required to contribute into the universal service fund and are also required to contribute to state universal service funds. We may also obtain subsidies from the universal service fund for some services we provide. The new universal service rules are administered jointly by the FCC, the fund administrator, and state regulatory authorities, many of which are still in the process of establishing their administrative rules. Although we have already begun contributing to the fund, the amount of our required contribution changes each quarter. As a result, we cannot predict the revenue effect these regulations will have on us in the future.

   Tariff and Filing Requirements. Non-dominant carriers, including Focal, must file tariffs with the FCC listing the rates, terms and conditions of interstate and international services provided by the carrier. On October 29, 1996, the FCC adopted an order in which it eliminated the requirement that non-dominant interstate carriers maintain tariffs on file with the FCC for domestic interstate services. The FCC's order was issued pursuant to authority granted in the Telecom Act to forebear from regulating any telecommunications services provider if specified statutory analyses are satisfied. The FCC's order, however, has been stayed by a federal court. Accordingly, non-dominant interstate carriers, including Focal, currently must continue to file interstate tariffs with the FCC until final determination of the issue. Challenges to these tariffs by regulators or third parties could cause us to incur substantial legal and administrative expenses.

   In addition, periodic reports concerning carriers' interstate circuits and deployment of network facilities also are required to be filed with the FCC. The FCC generally does not exercise direct oversight over cost justification and the level of charges for services of non-dominant carriers, although it has the power to do so. The FCC also imposes prior approval requirements on transfers of control and assignments of operating authorizations. Fines or other penalties also may be imposed for violations of FCC rules or regulations. The FCC also requires that certified carriers like Focal notify the FCC of foreign carrier affiliations and secure a determination that such affiliations, if in excess of a specified amount, are in the public interest.

   State Regulation. Most states regulate entry into the markets for local exchange and other intrastate services, and states' regulation of CLECs vary in their regulatory intensity. The majority of states require that companies seeking to provide local exchange and other intrastate services to apply for and obtain the requisite authorization from a state regulatory body, such as a state commission. This authorization process generally requires the carrier to demonstrate that it has sufficient financial, technical and managerial capabilities and that granting the authorization will serve the public interest. As of March 1, 1999, we had obtained local exchange certification or were otherwise authorized to provide local exchange service in:

            California         Illinois       Michigan     Texas
            Delaware           Indiana        New Jersey   Virginia
            District of Columbia
                               Maryland       New York     Washington
            Florida            Massachusetts  Pennsylvania

   We also had applications pending for local exchange certification or other authorization in Georgia and Missouri. To the extent that an area within a state in which we provide service is served by a small or rural exchange carrier not currently subject to competition, we may not currently have authority to provide service in those areas. Our interconnection agreements with the ILECs are also subject to approval by the applicable state commission.

   As a CLEC, we are and will continue to be subject to the regulatory directives of each state in which we are and will be certified. Most states require that CLECs charge just and reasonable rates and not discriminate among similarly situated customers. Some other state requirements include:

  . The filing of periodic reports

  . The payment of various regulatory fees and surcharges

  . Compliance with service standards and consumer protection rules

States also often require prior approvals or notifications for certain transfers of assets, customers, or ownership of a CLEC and for issuances by certified carriers of equity securities, notes or indebtedness. States generally retain the right to sanction a carrier or to revoke certifications if a carrier violates relevant laws and/or regulations. Delays in receiving required regulatory approvals could also have a material adverse effect on us. We cannot assure you that regulators or third parties will not raise material issues with regard to our compliance or non-compliance with applicable laws or regulations.

   In most states, certificated carriers like us are required to file tariffs setting forth the terms, conditions, and prices for services which are classified as intrastate. In some states, the required tariff may list a range of prices for particular services, and in others, such prices can be set on an individual customer basis. We may, however, be required to file tariff addenda of the contract terms.

   Under the Telecom Act, implementation of our plans to compete in local markets is and will continue to be, to a certain extent, controlled by the individual states. The states in which we operate or intend to operate have taken regulatory and legislative action to open local communications markets to various degrees of local exchange competition.

   Local Regulation. We are also subject to numerous local regulations, such as building code requirements. These regulations may vary greatly from state to state and from city to city.

Employees

   As of December 31, 1998, we employed 233 full-time employees, none of whom were represented by a union. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. We believe that our relations with our employees are good.

   We rely on a relatively small number of senior management and operating personnel. Losing any one or some members of this senior management team or key operating personnel could have a material adverse effect on us.

ITEM 2. DESCRIPTION OF PROPERTY

   We lease office space in a number of locations, primarily for network equipment installations and sales and administrative offices. Our material leased switching and network properties are listed below:

                Square
   Location      Feet                             Lease Term
   --------     ------                            ----------
Chicago,
 Illinois       57,474 June 2004
Chicago,
 Illinois       10,236 April 2007, with two five-year renewal options
New York, New
 York           15,196 June 2012, with one five-year renewal option
San Francisco,
 California     20,151 July 2008, with two five-year renewal options
Philadelphia,
 Pennsylvania   17,608 June 2008, with two five-year renewal options
Washington,
 D.C.           19,414 October 2013
Los Angeles,
 California     19,199 December 2008
Southfield,
 Michigan       22,600 August 2008, with two five-year renewal options
Seattle,
 Washington     20,000 January 2009, with one four-year and one six-year renewal option
Cambridge,
 Massachusetts  12,863 December 2008, with two five-year renewal options
Dallas, Texas   19,249 June 2009, with two five-year renewal options
Atlanta,
 Georgia        21,948 May 2009, with two five-year renewal options
Jersey City,
 New Jersey     18,500 February 2009, with two five-year renewal options

   A number of these locations also house sales and administrative offices. Our corporate headquarters are located in one of our Chicago, Illinois facilities. In addition, we have sales offices in New York and San Jose. We also own approximately 13 acres of real property in Elk Grove Township, Illinois. This property, which includes a 52,000 square foot building, houses our second Chicago switching center, national data center and national network operations center.

ITEM 3. LEGAL PROCEEDINGS

   With the exception of the matters discussed below, we are not aware of any litigation against us. In the ordinary course of our business, we are involved in a number of regulatory proceedings before various state commissions and the FCC.

   On September 16, 1997, we filed a complaint and request for temporary injunction against Ameritech Illinois with the Illinois Commerce Commission. The complaint claimed breach of the terms of the interconnection agreement between us and Ameritech Illinois because Ameritech Illinois refused to pay reciprocal compensation for our transport and termination of calls to our end-users that Ameritech Illinois believed were ISPs. In the interests of obtaining a more timely judgment, we withdrew our complaint without prejudice on October 17, 1997 and filed to intervene in a consolidated suit that included similar complaints against Ameritech Illinois by several other CLECs. On March 11, 1998, the Illinois Commerce Commission issued an order that required Ameritech Illinois to pay reciprocal compensation for calls made to ISPs. On March 15, 1998, Ameritech Illinois filed a motion with the Illinois Commerce Commission to stay the order pending an appeal, which was denied on March 23, 1998. On March 27, 1998, Ameritech Illinois filed suit in the United States District Court for the Northern District of Illinois seeking reversal of the Illinois Commerce Commission order. Ameritech Illinois also sought a stay of the ICC order from the District Court, which was granted while the case was decided. On July 21, 1998, the District Court upheld the Illinois Commerce Commission's order, finding that calls to ISPs are local calls and therefore subject to the reciprocal compensation rules contained in the Telecom Act. The District Court stayed the decision to permit any party to appeal. Ameritech Illinois then appealed the decision to the U.S. Court of Appeals for the Seventh Circuit on August 25, 1998 and was denied a stay while the appeal is pending. In October 1998, Ameritech Illinois complied with the order and we received payment for past reciprocal compensation charges that represent substantially all of the disputed amounts. Reciprocal compensation payments from Ameritech Illinois comprised approximately 81% of our revenues for the year ended December 31, 1997 and payments from Ameritech Illinois and another ILEC comprised approximately 75% of our revenues for the year ended December 31, 1998. Briefing in the Seventh Circuit has been completed, but we cannot predict when the court will make a final determination or the outcome of the Court's decision. Any determination by the Seventh Circuit that Internet traffic is ineligible for reciprocal compensation payments would have a material adverse effect on our business and our results of operations.

   While some states in which our current and planned markets are located have ordered the ILECs to pay reciprocal compensation for Internet-related calls, other states have not yet considered the issue or the issue is subject to judicial review, as in Illinois. To date, state commissions in the following states have ruled that reciprocal compensation arrangements apply to ISP traffic:

      Alabama           Hawaii                  New York                 Utah
      Arizona           Illinois                North Carolina           Virginia
      Arkansas          Indiana                 Ohio                     Washington
      California        Maryland                Oklahoma                 West Virginia
      Colorado          Massachusetts           Oregon                   Wisconsin
      Connecticut       Michigan                Pennsylvania
      Florida           Minnesota               Tennessee
      Georgia           Missouri                Texas

These decisions are presently on appeal to federal courts in a number of these states. These states and states that have not yet addressed the issue may determine that no reciprocal compensation is due for calls made to ISPs. A finding that reciprocal compensation is not payable for ISP traffic in Illinois, New York or Pennsylvania would have a material adverse effect on us. See Item I, "Business--Regulation" for a description of federal rule-making and other developments affecting reciprocal compensation.

   In addition, on February 26, 1999, the FCC issued a declaratory ruling and Notice of Proposed Rulemaking concerning inbound ISP traffic. The FCC concluded in its ruling that ISP traffic is jurisdictionally interstate in nature. The FCC has requested comment as to what reciprocal compensation rules should govern this traffic upon expiration of existing interconnection agreements. The FCC also determined that no federal rule existed that governed reciprocal compensation for ISP traffic at the time existing interconnection agreements were negotiated and concluded that it should permit states to determine whether reciprocal compensation should be paid for calls to ISPs under existing interconnection agreements.

   In light of the FCC's order, state commissions, which previously addressed this issue and required reciprocal compensation to be paid for ISP traffic may reconsider and may modify their prior rulings. The FCC order has been appealed by several parties. No procedural calendar has been established yet. Several ILECs, including Ameritech, have publicly stated that they will seek to overturn prior orders that they claim are inconsistent with the FCC's February 26, 1999 order. Relief sought could include repayment of reciprocal compensation amounts previously paid by the ILECs. In addition, at least one ILEC has already filed suit seeking a refund from another carrier of reciprocal compensation the ILEC has paid to that carrier.

   We were named as a defendant, along with other parties, in a case filed in March 1998 in the Supreme Court of the State of New York, County of New York involving the wrongful death of an electrician who was killed while working at our leased premises in New York. The plaintiffs, the decedent's wife and his estate, are seeking damages of $20 million. The decedent was not under contract with us, nor was he working at our request. We tendered the defense of this claim to, and it has been accepted by, our insurance carrier. The aggregate amount of our insurance coverage is $7 million. We do not believe that we were the cause of the injuries and subsequent death that gave rise to this lawsuit.

   On March 15, 1999, we filed a complaint against Ameritech Michigan seeking redress from Ameritech Michigan's delay first in executing an interconnection agreement, then in physically interconnecting its network with ours. We are seeking expedited treatment of the complaint before the Michigan Public Service Commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   As of December 31, 1998, there was no established market for any class of our common stock, each par value $.01 per share.

   As of December 31, 1998, there were approximately 41 holders of record of our common stock taken as a single class. We currently have three classes of equity securities outstanding: Class A common stock, Class B common stock and Class C common stock. We have not made any distributions on any class of our common stock at any time.

Recent sales of unregistered securities.

   The following summarizes information relating to all equity securities of Focal sold by us during the period covered by this report that were not registered under the Securities Act of 1933. On November 23, 1998, we issued 66.667 shares of Class A common stock to Paul G. Yovovich and to Mr. Yovovich or his wife as custodians for their children for an aggregate purchase price of $100,000. No underwriters were engaged in connection with these sales, and these sales were exempt from registration under the Securities Act pursuant to Section 4(2) thereof, as transactions not involving any public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

   The selected consolidated financial and operating data presented below for the seven month period ended December 31, 1996, and as of and for the years ended December 31, 1997 and 1998, have been derived from our Consolidated Financial Statements and the notes related thereto. Our Consolidated Financial Statements for the seven month period ended December 31, 1996 and as of and for the years ended December 31, 1996, 1997 and 1998 have been audited by Arthur Andersen LLP, our independent auditors. The balance sheet data as of December 31, 1996 has been derived from our audited consolidated financial statements not included in this report. You should read the information in this table in conjunction with Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the notes related thereto appearing elsewhere in this report.

                                      Period from
                                    Commencement of
                                      Operations
                                    (May 31, 1996)  Years Ended December 31,
                                    to December 31, --------------------------
                                         1996           1997          1998
                                    --------------- ------------  ------------
Statement of Operations Data:
Revenues...........................   $      --     $  4,023,690  $ 43,531,846
Expenses:
  Customer service and network
   operations......................          --        2,154,980    15,284,641
  Selling, general and
   administrative..................      421,777       2,887,372    12,209,821
  Depreciation and amortization....        1,150         615,817     6,670,986
  Non-cash compensation............      108,333       1,300,000     3,069,553
                                      ----------    ------------  ------------
Operating income (loss)............     (531,260)     (2,934,479)    6,296,845
Interest income (expense), net.....       17,626          67,626    (9,605,832)
Provision for income taxes.........          --              --     (4,660,000)
                                      ----------    ------------  ------------
Net loss applicable to common
 stockholders......................   $ (513,634)   $ (2,970,418) $ (7,968,987)
                                      ==========    ============  ============
Basic and diluted net loss per
 share.............................   $   (30.22)   $     (35.21) $     (91.05)
                                      ==========    ============  ============
Basic and diluted weighted average
 common stock outstanding..........       16,996          84,373        87,526
                                      ==========    ============  ============
Other Financial Data:
EBITDA.............................   $ (421,777)   $ (1,018,662) $ 16,037,384
Capital expenditures...............       82,303      11,655,524    64,229,247
Summary Cash Flow Data:
Net cash provided by (used in)
 operating activities..............   $ (152,576)   $ (1,634,017) $ 22,596,957
Net cash used in investing
 activities........................      (82,303)    (11,655,524)  (72,189,187)
Net cash provided by financing
 activities........................    4,025,000      11,755,972   173,376,679
Operating Data:
Access lines in service............          --            7,394        52,011
Minutes of use (millions)..........          --              282         3,568
                                               As of December 31,
                                    ------------------------------------------
                                         1996           1997          1998
                                    --------------- ------------  ------------
Balance Sheet Data:
Current assets.....................   $3,807,004    $  4,737,808  $144,637,266
Fixed assets, net..................       81,153      11,176,774    69,973,120
Total assets.......................    3,888,157      15,914,582   219,574,280
Long-term debt, including current
 portion...........................          --        3,536,886   185,295,793
Redeemable Class A Common Stock....    4,024,653      12,403,218           --
Total stockholders' equity
 (deficit).........................     (404,954)     (2,075,372)   19,328,412

   You should not assume that the results of operations above are indicative of the financial results we can achieve in the future. You should also keep the following matters in mind when you read this information:

  . Non-cash compensation charges are a result of two different transactions and consist of:

   --charges totaling $0.1 million for 1996 and $1.3 million for each of 1997 and 1998, which resulted from the vesting over time of shares of common stock issued to some of our executive officers in November 1996

   --charges of $1.8 million for 1998, which resulted from the vesting and cancellation of shares of common stock in connection with the September 30, 1998 amendment of vesting agreements with some of our executive officers and our institutional investors

  . The line item, "Redeemable Class A Common Stock," is described in Note 11 to our Consolidated Financial Statements on page F-16.

  . EBITDA represents earnings before interest, income taxes, depreciation and amortization and other non-cash charges, including non-cash compensation charges. EBITDA is not a measurement of financial performance under generally accepted accounting principles, is not intended to represent cash flow from operations, and should not be considered as an alternative to net loss applicable to common stockholders as an indicator of our operating performance or to cash flows as a measure of liquidity. We believe that EBITDA is widely used by analysts, investors and other interested parties in the telecommunications industry. EBITDA is not necessarily comparable to similarly titled measures for other companies. See "Consolidated Financial Statements--Consolidated Statements of Cash Flows," on page F-6.

  . We count access lines as of the end of the period indicated and on a one-for-one basis using DS-0 equivalents.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to minimal market risks. We manage sensitivity of our results of operations to these market risks by maintaining a conservative investment portfolio, which primarily consists of debt securities, typically maturing within one year, and entering into long-term debt obligations with appropriate pricing and terms. We do not hold or issue derivative, derivative commodity or other financial instruments for trading purposes. Financial instruments held for other than trading purposes do not impose a material market risk.

   We are exposed to interest rate risk, as additional financing is periodically needed due to the large operating losses and capital expenditures associated with establishing and expanding our network coverage. The interest rate that we will be able to obtain on future debt financings will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. Additionally, we are exposed to interest rate risk on amounts borrowed under our secured equipment term loan facility as of December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   General. We provide voice and data communications services to large, telecommunications-intensive users in major cities. We began operations in 1996 and initiated service first in Chicago in May 1997. We currently serve a total of 12 markets, which encompass a total of 29 metropolitan statistical areas, or MSAs, and plan to serve 16 markets, or 42 MSAs, by the end of 1999. As of December 31, 1998, we had sold 68,184 access lines, of which 52,011 were installed and in service.

   Our operating results are expected to change over the next 18 months as a result of several trends in our business and the regulatory environment. First, we anticipate that the mix of lines we sell will shift from being dominated by ISP customer lines to being more evenly balanced among ISP, corporate and VAR customer lines due to expanded marketing efforts. Second, the profitability from ISP lines is expected to decline significantly as reciprocal compensation rates, the primary revenue driver for these lines, are negotiated downward. Reciprocal compensation rates are expected to decline in discrete steps as our interconnection agreements in each state in which we operate come up for renewal. Third, our continued expansion may result in negative operating cash flow and operating losses for a period of time. As a result, our historical trend of generating positive operating cash flow on a consolidated basis is expected to decline and could become negative for a period of time. If this occurs, we expect to once again produce positive operating cash flows once these trends stabilize and operating activities in our newer markets mature. However, if these trends do not stabilize and our operating activities do not mature as expected, we may continue to sustain negative operating cash flow and net losses.

   Revenue. Our revenue is comprised of monthly recurring charges, usage charges and initial, non-recurring charges. Monthly recurring charges include the fees paid by our customers for lines in service, additional features on those lines, and colocation space. Monthly recurring charges are derived only from end user customers. Usage charges consist of fees paid by end users for each call made, fees paid by the ILEC and other CLECs as reciprocal compensation, and access charges paid by the inter-exchange carriers, or IXCs, for long distance traffic that we originate and terminate. Non-recurring revenues are typically derived from fees charged to install new customer lines.

   We earn reciprocal compensation revenue for calls made by customers of another local exchange carrier to our customers. Conversely, we incur reciprocal compensation expense to other local exchange carriers for calls by our customers to their customers. Reciprocal compensation has historically been a significant component of our total revenue, representing approximately 75% of total revenue in 1998. This is a result of a preponderance of inbound applications utilized by our customers.

   We expect the proportion of revenue represented by reciprocal compensation to substantially decrease in the future as a result of the expiration and subsequent renegotiation of our existing interconnection agreements with the ILECs and as a result of our focus on increasing the percentage of our lines that are sold to non-ISP customers. We expect the most significant impact of the reduction in reciprocal compensation to occur during the fourth quarter of 1999, when our existing interconnection agreement with Ameritech Illinois expires. Although we expect to renew our existing interconnection agreements on satisfactory terms, we expect that the new agreements will result in lower negotiated interconnection rates for future reciprocal compensation. Revenues from reciprocal compensation could also decline as a result of adverse judicial or regulatory determinations. See Item 1, "Business--Regulation-- Reciprical Compensation" and Item 3, "Legal Proceedings."

   We believe we can produce positive return on capital despite a substantial reduction in reciprocal compensation revenue resulting from lower rates for reciprocal compensation. The table below represents 1998 fourth quarter historical selected financial data for the Chicago market reflecting:

  . actual results,

  . pro forma results with the reciprocal compensation rate adjusted downward to $0.003 per minute, compared to the current rate of $0.009 per minute

   We cannot predict new rates at which reciprocal compensation payments will be made or the types of traffic eligible for reciprocal compensation. These rates may be more or less than the rates described in the table below. You should not assume that the following results are indicative of results we can achieve in the future.

                                                       Pro Forma Results for the
                                                        Fourth Quarter of 1998
                                                          with the Reciprocal
                                Actual Results for the Compensation rate set to
      Chicago                   Fourth Quarter of 1998 $0.003 per minute of use
      -------                   ---------------------- -------------------------
                                                ($ in millions)
      Revenues.................         $12.9                    $ 7.3
      EBITDA (1)...............         $ 9.2                    $ 3.6
      EBITDA Margin............          71.4%                    49.8%

--------
(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization and other non-cash charges, including non-cash compensation charges. EBITDA is not a measurement of financial performance under generally accepted accounting principles, is not intended to represent cash flow from operations, and should not be considered as an alternative to net loss applicable to common stockholders as an indicator of our operating performance or to cash flows as a measure of our liquidity. We believe that EBITDA is widely used by analysts, investors and other interested parties in the telecommunications industry. EBITDA is not necessarily comparable to similarly titled measures for other companies. See "Consolidated Financial Statements--Consolidated Statements of Cash Flows."

   Operating Expenses. Our operating expenses are categorized as customer service and network operations, selling, general and administrative, depreciation and amortization, and non-cash compensation expense. Settlement costs are a significant portion of customer service and network operations expense and are comprised of leased transport charges and reciprocal compensation payments. Leased transport charges are the lease payments we make for the use of fiber transport facilities connecting our customers to our switches and for our connection to the ILECs' and other CLECs' networks. Our strategy of leasing rather than building our own fiber transport facilities has resulted in our cost of service being a significant component of total costs. To date, we have been successful in negotiating lease agreements that match the duration of our customer contracts, thereby allowing us to avoid the risk of incurring expenses associated with transport facilities that are not being used by revenue generating customers. We pay reciprocal compensation to the ILECs and other CLECs for terminating calls made by our customers to customers of the ILECs or CLECs.

   Other customer service and network operations expense consists of the costs of operating our network and the costs of providing customer care, or customer service, activities. Major components include wages, rent, power, equipment maintenance, supplies and contract employees.

   Selling, general and administrative expense consists of sales force compensation and promotional expenses as well as the cost of corporate activities related to regulatory, finance, human resources, legal, executive, and other administrative activities. We expect our selling, general and administrative expense to be lower as a percentage of revenue than our competitors because we have relatively high sales productivity associated with our strategy of serving telecommunications-intensive customers. These customers generally utilize a large number of switched access lines relative to the average business customer, resulting in more revenue per sale. Further, fewer sales representatives are required to service the relatively smaller number of telecommunications-intensive customers in a given region.

   We record monthly non-cash compensation expense related to shares issued to our founders in November 1996, and in connection with the September 30, 1998 amendments to vesting agreements with our founders and some of our institutional investors. These events are described further in Note 10 to our Consolidated Financial Statements. We will continue to record non-cash compensation expense in future periods relating to these events.

   Historically, we have chosen to lease, rather than build, our transport network. To date, this has resulted in capital expenditures which we believe are lower than those of CLECs of similar size that own their fiber networks. Our capital expenditures have tended historically to be driven by customer service demands and projected near-term revenue streams from our established markets. In addition, we believe that the percentage of these "success-based" capital expenditures is higher than those of fiber-based CLECs. In contrast, we incur operating expenses for leased facilities that are proportionately higher than those incurred by fiber-based CLECs. The margin impact of these higher, anticipated operating expenses is expected to be mitigated, in part, by a higher revenue per line, which we anticipate as a result of our focus on telecommunications-intensive users.

Quarterly Results

   The following table sets forth unaudited financial and operating data for each of the specified quarters of 1997 and 1998. The unaudited quarterly financial information has been prepared on the same basis as our Consolidated Financial Statements and, in our opinion, contains all normal recurring adjustments necessary to fairly state this information. The operating results for any quarter are not necessarily indicative of results for any future period.

                                  1997                                    1998
                         -------------------------  ----------------------------------------------------
                            Third        Fourth        First       Second        Third         Fourth
                           Quarter       Quarter      Quarter      Quarter      Quarter       Quarter
                         -----------   -----------  -----------  -----------  ------------  ------------
Revenues................  $1,226,076    $2,710,706   $5,102,448   $8,078,043   $12,755,293   $17,596,062
EBITDA..................  $ (281,871)   $  423,862   $1,967,930   $3,326,827   $ 4,348,713   $ 6,393,914
Total lines in service
 at end of quarter......       2,965         7,394       14,528       24,357        33,188        52,011
Minutes of use switched
 (in millions) during
 quarter................          84           191          402          683         1,039         1,444

   Although we have generated positive EBITDA in the most recent five quarters, we anticipate that as a result of the recent operating and regulatory trends described above, we may experience negative EBITDA for a period of time until these trends stabilize and operating activities in our newer markets mature.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Total revenues for 1998 were $43.5 million compared to $4.0 million for 1997. The significant increase is due to the rapid growth in our Chicago and New York markets during 1998 and the fact that service was first initiated in Chicago in May 1997. Customer service and network operations expense was $15.3 million in 1998 compared to $2.2 million during 1997. The increase resulted from our rapid expansion and the related costs of leased facilities, usage settlements, customer care and operations personnel, equipment maintenance and other operating expenses. Selling, general and administrative expense also increased from $2.9 million for 1997 to $12.2 million for 1998 due to our expansion. Similarly, depreciation and amortization increased from $0.6 million in 1997 to $6.7 million in 1998 as a result of a significant increase in the level of fixed assets put into service. Non-cash compensation expense associated with the vesting over time of shares of common stock issued to our executive officers in November 1996, and the vesting and cancellation of shares of common stock in connection with the September 30, 1998 amendments to vesting agreements with some of our executive officers and our institutional investors, was $3.1 million for 1998 compared to $1.3 million for 1997. The increase of $1.8 million is due to the September 30, 1998 amendment to these vesting agreements.

   Interest income increased from $0.2 million in 1997 to $6.5 million for 1998 due primarily to investment of the proceeds received in February 1998 from the sale of the Notes. Interest expense for 1998 was $16.1 million compared to $0.1 million for 1997. The increase is primarily due to the amortization of discount on the Notes. Interest on the Notes is not payable in cash until February 2003.

 Year Ended December 31, 1997 Compared to Seven-Month Period Ended December 31, 1996

   We had total revenue of $4.0 million in 1997. We had no revenue in 1996. The increase is due to the recording of our first revenue during May 1997. Prior to May 1997, we incurred start-up and operating expenses in advance of revenue as we prepared to launch our network services in the Chicago market. Customer service and network operations expense increased from zero in 1996 to $2.2 million in 1997. There were no customer service or network activities during 1996. Such activities began as we initiated construction of our first network in January 1997 and as we began to provide service in May 1997. Selling, general and administrative expense increased from $0.4 million in 1996 to $2.9 million in 1997, largely due to a rapid increase in sales and administrative personnel in 1997. Depreciation and amortization increased from less than $.01 million in 1996 to $0.6 million in 1997 due to the increase in assets put into service during 1997. Non-cash compensation expense associated with certain shares issued to our founders in November 1996 increased from $0.1 million in 1996 to $1.3 million in 1997 based on a full year's impact of this expense during 1997 as compared to one month of non-cash compensation expense during 1996.

   Interest income increased from $0.02 million in 1996 to $0.2 million in 1997 as a result of significantly greater cash balances we maintained after receiving additional equity contributions during 1997. Interest expense was $0.1 million in 1997 due to debt financing incurred by a subsidiary of Focal Communications Corporation. We did not have any interest expense during 1996.

Liquidity and Capital Resources

   We intend to continue to increase our coverage of major U.S. cities by expanding our services to four additional markets in 1999. This business plan will require that we expand our existing networks and services and fund our initial operating losses, and may include the deployment of our own fiber capacity in some of our markets where it makes economic sense. These activities will require significant capital to fund the purchase and installation of telecommunications switches, equipment, and infrastructure. These expenditures, together with associated early operating expenses, may result in our having substantial negative operating cash flow and substantial net operating losses for the foreseeable future, including in 1999 and 2000. Although we believe that our cost estimates and the scope and timing of our build-out are reasonable, we cannot assure you that actual costs or the timing of the expenditures, or that the scope and timing of our build-out, will not deviate from current estimates.

   Our capital expenditures were approximately $11.7 million in 1997 and $64.2 million in 1998, primarily reflecting capital spending for the build-out of our first 11 markets. We estimate that our capital expenditures in connection with our business plan will be approximately $90 million in 1999. The 1999 expenditures are expected to be made primarily for the build-out of additional markets and the expansion of our existing markets and services. We currently expect to meet these capital requirements with cash, cash equivalents and short-term investments currently on hand, additional draw-downs under our $50 million equipment term loan facility, described below, and future cash flows from ongoing operations.

   Our expectations of our future capital requirements and cash flows from operations are based on current estimates. Our actual capital expenditures and cash flows could differ significantly from these estimates. If we require additional capital to complete our budgeted expansion or if customer demand significantly differs from our current expectations, our funding needs may increase. In addition, we may be unable to produce sufficient cash flows from ongoing operations to fund our business plan and future growth. This would require us to alter our business plan, including delaying or abandoning our future expansion or spending plans, which could have a material adverse effect on our business. In addition, we may elect to pursue other attractive business opportunities, including accelerating the pace or expanding the geographic scope of our build-out, that could require additional capital investments in our networks. If any of these events were to happen, we could incur additional borrowings, issue additional debt or equity securities or enter into joint ventures.

   We cannot assure you that we will be successful in producing sufficient cash flows or raising sufficient debt or equity capital on terms that we will consider acceptable. Further, there can be no assurance that expenses will not exceed our estimates or that the funds needed will not likewise be higher than estimated. Failure to generate sufficient funds may require us to delay, abandon or reduce the scope of our future expansion or expenditures, which could have a material adverse effect on the implementation of our business plan and our results of operations.

   Net cash used in operating activities was $0.2 million for the seven months ended December 31, 1996 and $1.6 million for 1997. Net cash provided by operations was $22.6 million in 1998, an increase of $24.2 million from 1997. The increase was primarily due to an increase in non-cash reconciling items for depreciation and amortization, non-cash compensation expense, amortization of discount on the Notes and an increase in accounts payable and accrued liabilities. Net cash used in investing activities was $0.1 million for the seven months ended December 31, 1996, $11.7 million for 1997, and $72.2 million for 1998. The increase of $60.5 million from 1997 represents a $52.6 million increase in capital expenditures due to our 1998 expansion into new markets and the purchase of short-term investments of $8.0 million. Short-term investments primarily consist of debt securities, which typically mature between three months and one year. Net cash provided by financing activities consisted of $4.0 million for the seven months ended December 31, 1996, $11.8 million in 1997, and $173.4 million in 1998. The increase of $161.6 million from 1997 to 1998 is mainly the result of net proceeds from the Notes offering of $143.9 million, after $6.1 million in issuance costs and $19.2 million in borrowings under a secured equipment term loan facility during 1998. We obtained this secured equipment term loan facility from a third party with a maximum borrowing level of $25 million. The borrowing level under this term loan facility was increased to $50 million in March 1999. The term loan facility provides for equipment drawdowns through December 30, 1999, and requires repayment based on 60 equal monthly installments of principal and interest.

   We have incurred net losses since inception and have an accumulated deficit of $11.4 million as of December 31, 1998. Most recently, we funded a large portion of our future operating losses and capital expenditures through the 1998 offering of the Notes and by other financings. On February 18, 1998, we received $150 million in gross proceeds from the sale of the Notes. The Notes will accrete to an aggregate stated principal amount of $270 million by February 15, 2003. As of December 31, 1998, the principal amount of the Notes had accreted to approximately $166.1 million. No interest is payable on the Notes prior to August 15, 2003. Thereafter, cash interest will be payable semiannually on August 15 and February 15 of each year. Our high level of debt could adversely affect our future prospects by: (1) impairing our ability to obtain additional financing, (2) requiring us to use a substantial portion of our cash flow from operations to pay interest or repay debt which will reduce the funds available to us for our operations, acquisition opportunities, service offerings and capital expenditures, (3) placing us at a competitive disadvantage with companies that are less restricted by their debt agreements and (4) making us more vulnerable in the event of a downturn in general economic conditions.

   Prior to the issuance of the Notes in February 1998, a substantial portion of our funding needs was met through the private sale of equity securities. In November 1996, we entered into a stock purchase agreement that provided for the contribution over time of approximately $26.1 million of equity funding by a group of investors. As of February 13, 1998, we had received the entire $26.1 million. In addition, in 1997, our Illinois subsidiary borrowed approximately $3.5 million under a bank credit facility. We used a portion of the net proceeds from the issuance of the Notes to repay this indebtedness and cancel this facility.

Impact of the Year 2000 Issue

   The year 2000 issue results from computer programs being written using two digits rather than four to define the year. Any of our computer programs or systems or of our suppliers that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of operations, including, among other things:

  . A temporary inability to process transactions

  . A temporary inability to send invoices

  . A temporary inability to engage in similar normal business activities

  . Interruptions of customer service

   Our Year 2000 compliance program can be divided into several phases. These phases include:

  . Assessing our information systems and certain material hardware for Year
    2000 readiness

  . Assessing the year 2000 readiness of third parties with whom we have significant business relationships and on whose systems and hardware we rely

  . Contingency planning

   As part of our internal assessment phase, we examined our information systems, including our DMS-500 SuperNode central office switches and hardware, to determine whether these systems and hardware are Year 2000 compliant. We have received assurances from all but one of our major software and hardware vendors that the products we use are Year 2000 compliant and will function adequately after December 31, 1999. Our billing system is not Year 2000 compliant. However, an upgrade to the system, which we expect will be operational by

June 1, 1999, is expected to be Year 2000 compliant. We estimate that the total incremental costs of this upgrade will be approximately $0.5 million. We did not incur any of these costs in 1998. We are also developing a new billing system that is Year 2000 compliant, which is expected to be operational by year-end. We have not nor do we plan to identify, validate as compliant or remediate, embedded chips in our systems or hardware.

   Our services are also dependent on network systems and transport facilities maintained by other carriers, including ILECs and IXCs. We are in the process of assessing the Year 2000 compliance status of other carriers with whom we have material relationships. Our assessment relies, without any independent verification, on the statements and assumptions underlying the statements these carriers have made in their periodic reports filed with the Securities and Exchange Commission. The risks associated with the failure of these carriers' systems or transport facilities include potential interruption of service, including blocked calls and delayed call completion. Interruptions of this type would heavily impact our high-volume corporate customers and, if prolonged, could have a material adverse effect on our business, financial condition or results of operations.

   Because we currently lease 100% of our transport facilities, we are dependent on the availability of fiber transport facilities owned by other carriers. There are few, if any, contingency measures we can take if Year 2000 problems cause these carriers' facilities to fail. We lease transport facilities from multiple carriers in each market in which we operate in an attempt to provide redundancy and diversity in service. However, we can not assure you that there will not be multiple network failures in a particular market. If our transport vendors experience facilities failures, our business may be disrupted and we may suffer a material adverse effect.

   We incurred no expenses in 1998 or 1997 related to Year 2000 remediation. We expect future expenditures to total approximately $0.5 million. All of these costs will be expensed as they are incurred.

   We intend to continue our Year 2000 compliance assessment of our software. If it comes to our attention that any of our software is not Year 2000 compliant, we intend to develop an action plan and further assess the risks of non-compliance and the resources that would be required to resolve the problem. We also intend to develop contingency plans to the extent we believe those plans would be useful.

   Based on our current schedule for completion of our Year 2000 compliance program, we believe that our planning is adequate to secure Year 2000 readiness of our critical systems. Nevertheless, Year 2000 readiness is subject to a number of risks and uncertainties, some of which, like the readiness of other carriers upon whom we rely, are out of our control. We are not able to predict all the factors that could cause actual results to differ materially from our current expectations about Year 2000 readiness. The cost of our Year 2000 compliance program is based upon our management's best estimates. At this time, we believe that the major risks associated with an inability of our systems or software to process Year 2000 data correctly are a system failure or miscalculation causing a disruption of business activities or interruptions in customer service. If we, or third parties with whom we have significant business relationships, fail to achieve Year 2000 readiness with respect to critical systems, there could be a material adverse effect on our business, financial condition or results of operations.

   The discussions in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. Our future performance is subject to a number of risks and uncertainties that could cause actual results to differ substantially from our projections. Factors that could impact the variability of future results include those described on page 1 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's Consolidated Financial Statements required by Item 8, together with the notes thereto and the report thereon of the independent public accountants dated January 22, 1999, are set forth on pages F-1-F-18 of this report. The financial statement schedule listed under Item 14(a)2, together with the report thereon of the independent public accountants dated January 22, 1999, are set forth on pages F-19 and F-20 of this report and should be read in conjunction with our Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The table below contains information about the ages and positions of Focal's directors and executive officers, and selected key employees, as of December 31, 1998.

       Name              Age                            Position
       ----              ---                            --------
EXECUTIVE OFFICERS:
Robert C. Taylor, Jr....  39 Director, President and Chief Executive Officer
John R. Barnicle........  34 Director, Executive Vice President and Chief Operating Officer
Joseph A. Beatty........  35 Executive Vice President and Chief Financial Officer
Brian F. Addy...........  34 Executive Vice President
Renee M. Martin.........  43 Senior Vice President, General Counsel and Secretary
Robert M. Junkroski.....  35 Vice President and Treasurer
Gregory J. Swanson......  31 Controller
KEY EMPLOYEES:
Leonardo A. Dedo........  46 Senior Vice President of Marketing and Alternate Channels
Richard J. Metzger......  50 Vice President of Regulatory Affairs and Public Policy

DIRECTORS:
James E. Crawford III...  53 Director
John A. Edwardson.......  49 Director
Paul J. Finnegan........  46 Director
Richard D. Frisbie......  49 Director
James N. Perry, Jr......  39 Director
Paul G. Yovovich........  45 Director

   Robert C. Taylor, Jr. Mr. Taylor has been President, Chief Executive Officer and director since August 1996 and is a co-founder of Focal. From 1994 to 1996, Mr. Taylor was the Vice President of Global Accounts for MFS Communications. At MFS Communications he was responsible for the operations and management of the Global Services Group, which included MFS Communications' fifty largest customers. His focus was on developing all activities in Mexico and Canada. From 1993 to 1994, Mr. Taylor was one of the original senior executives at McLeod Telecommunications Group, a Cedar Rapids, Iowa based CLEC. Mr. Taylor has also held management positions with MCI Communications Corporation (1990-1993) and Ameritech (1985-1990). Mr. Taylor also serves as the Vice Chairman of the Association for Local Telecommunications Services, the national trade association for facilities-based providers of competitive local telecommunications services. Mr. Taylor received his M.B.A. from the University of Chicago Graduate School of Business and holds a Bachelor of Science degree in Mechanical Engineering.

   John R. Barnicle. Mr. Barnicle has been Executive Vice President, Chief Operating Officer and director since June 1996. Mr. Barnicle is a co-founder of Focal and is responsible for day-to-day operations, engineering, marketing and long-term planning. In 1996, Mr. Barnicle was Vice President of Marketing for MFS Telecom Companies, a subsidiary of MFS Communications. From 1994 to 1996, Mr. Barnicle was a Vice President of Duff & Phelps Credit Rating Company and before that held various marketing, operations and engineering positions with MFS Telecom (1992-1994) and Centel Corporation, a local exchange carrier (1986-1992). Mr. Barnicle received his M.B.A. with Distinction from DePaul University and holds a Bachelor of Science degree in Electrical Engineering.

   Joseph A. Beatty. Mr. Beatty has been Executive Vice President and Chief Financial Officer since November 1996 and was also Treasurer from November 1996 through December 1998 and Secretary from November 1996 through April 1998. He was also a director from May 1996 to November 1996. Mr. Beatty is a co-founder of

Focal and is responsible for all financial operations and information systems. From 1994 to 1996, Mr. Beatty was a Vice President with NationsBanc Capital Markets, where he was responsible for investment research coverage of the telecommunications industry. From 1992 to 1994, Mr. Beatty was a Vice President of Duff & Phelps Credit Rating Company with responsibility for credit ratings in the telecommunications and electric utility sectors. From 1985 to 1992, Mr. Beatty held various technical management positions with Centel Corporation's local exchange carrier division. Mr. Beatty received his M.B.A. with a concentration in Finance from the University of Chicago Graduate School of Business and is a Chartered Financial Analyst. In addition, Mr. Beatty holds a Bachelor of Science degree in Electrical Engineering.

   Brian F. Addy. Mr. Addy has been Executive Vice President since May 1996. Mr. Addy is a co-founder of Focal and is responsible for our new market evaluation and development opportunities. From January 1998 to January 1999, Mr. Addy directed our market development and construction activities. From 1996 to 1998, he led our sales efforts. He was also a director from May 1996 to November 1996. From 1993 to 1996, Mr. Addy was a Vice President and Officer of Security Capital Industrial Trust, a real estate investment trust, where he was responsible for acquisitions, development and national marketing. From 1986 to 1993, Mr. Addy held various management positions with Centel Corporation's cellular, paging, telephone and telephone systems operating units. Mr. Addy holds a Bachelor of Science degree in Electrical Engineering.

   Renee M. Martin. Ms. Martin has been Senior Vice President, General Counsel and Secretary since March 1998. Ms. Martin is responsible for our legal, regulatory, real estate and human resources functions. From 1984 to 1998, Ms. Martin held various executive positions at Ameritech, most recently as Vice President and General Counsel Small Business Services where she directed corporate legal resources to address contract negotiations, employment issues, regulatory affairs and litigation, and managed outside legal counsel. From 1982 to 1984, Ms. Martin was an attorney at the law firm of Cook and Franke, S.C. where she concentrated on general business and corporate law. Ms. Martin received her J.D. from the University of Wisconsin and holds a Bachelor of Arts degree in Journalism.

   Robert M. Junkroski. Mr. Junkroski has been Vice President and Treasurer since January 1999 and was Controller from January 1997 to January 1999. He is responsible for all our accounting, revenue assurance, audit, cash and risk management and customer credit functions. From 1995 to 1997, Mr. Junkroski was Controller for Brambles Equipment Services, Inc., an equipment leasing company, where he was responsible for establishing and maintaining the divisional accounting, financial reporting and budgeting functions. From 1987 to 1994, Mr. Junkroski was Controller for Focus Leasing Corporation, an equipment leasing company, where he was responsible for the development and implementation of the accounting and financial reporting functions of several emerging companies. Mr. Junkroski is a Certified Public Accountant, received his M.B.A. with honors from Roosevelt University concentrating in Finance and Accounting and holds a Bachelor of Business Administration degree.

   Gregory J. Swanson. Mr. Swanson has been Controller since January 1999 and is our principal accounting officer. He is responsible for all internal and external accounting and reporting functions. From June 1998 to December 1998, Mr. Swanson was Director of External Reporting for Allegiance Corporation, a health care manufacturing and distribution company. Before that he spent approximately nine years at Arthur Andersen LLP, a public accounting firm, where he was responsible for audit and business advisory services to technology and manufacturing companies. Mr. Swanson is a Certified Public Accountant and holds a Bachelor of Science degree in Accounting.

   Leonardo A. Dedo. Mr. Dedo has been Senior Vice President of Marketing and Alternate Channels since November of 1998. Mr. Dedo is responsible for marketing, product development, business analysis, and public relations activities. From 1997 to 1998, Mr. Dedo was Vice President of Marketing for Billing Concepts Corporation, a billing solution provider for the telecommunications industry. From 1985 to 1997, Mr. Dedo held various executive management positions in sales, marketing and strategic planning with MCI Communications Corporation. Mr. Dedo received his Masters in Management from Northwestern University. He also holds a Bachelor of Arts Degree in Economics.

   Richard J. Metzger. Mr. Metzger has been Vice President of Regulatory Affairs and Public Policy since September 1998. He is responsible for our regulatory and public policy activities. From 1994 to 1998, he served as the Vice President and General Counsel of the Association for Local Telecommunications Services. From 1984 to 1993, he held various legal positions with Ameritech, including serving as Vice President and General Counsel of Wisconsin Bell and Michigan Bell. From 1976 to 1984, he was attorney at the law firm of Sidley and Austin. Mr. Metzger received his J.D. from the University of Chicago and holds a Bachelor of Arts Degree in Philosophy of Science.

   James E. Crawford, III. Mr. Crawford has served as a director of Focal since November 1996. Since August 1992, he has been a general partner of Frontenac Company, a venture capital firm. From February 1984 to August 1992, Mr. Crawford was a general partner of William Blair Venture Management Co., the general partner of William Blair Venture Partners III, a venture capital fund. He was also a general partner of William Blair & Company, an investment bank and brokerage firm affiliated with William Blair Venture Management Co., from January 1987 to August 1992. Mr. Crawford serves as a director of Optika, Inc., Input Software, Inc., Allegiance Telecom and several private companies.

   John A. Edwardson. Mr. Edwardson has served as a director of Focal since February 1999. He has been President and Chief Executive Officer of Borg-Warner Security Corp., a security services company, since March 1999. From 1994 to 1998, Mr. Edwardson was Executive Vice President and Chief Operating Officer of UAL Corporation, the holding company for United Airlines. He previously held executive positions with Ameritech and Northwest Airlines. Mr. Edwardson also serves as a director of Household International, Inc.

   Paul J. Finnegan. Mr. Finnegan has served as a director of Focal since November 1996. Since January 1993, Mr. Finnegan has been Managing Director of Madison Dearborn Partners, Inc., the general partner of Madison Dearborn. Previously, he served in various positions at First Capital Corporation of Chicago and its affiliates. Mr. Finnegan currently serves on the Board of Trustees of The Skyline Fund, and the Board of Directors or Managers, as applicable, of Omnipoint Corporation, CompleTel LLC and Allegiance Telecom.

   Richard D. Frisbie. Mr. Frisbie has served as a director of Focal since November 1996. Mr. Frisbie is a founder and has been Managing Partner of Battery Ventures since 1983. He is responsible for management of the Battery Funds and focuses principally on communications opportunities. Mr. Frisbie serves as a director of Allegiance Telecom, Conxus Communications, Inc. and several private companies. He is also a member of the Board of Directors of the National Venture Capital Association.

   James N. Perry, Jr. Mr. Perry has been a director of Focal since November 1996. In January 1993, he became Managing Director of Madison Dearborn Partners, Inc. Previously, Mr. Perry served in various positions at First Capital Corporation of Chicago and its affiliates. Mr. Perry currently serves as a director or manager, as applicable, of Clearnet Communications, Inc., Omnipoint Corporation, CompleTel LLC and Allegiance Telecom.

   Paul G. Yovovich. Mr. Yovovich has served as a director of Focal since March 1997. Mr. Yovovich served as President of Advance Ross Corporation, an international transaction services company, from 1993 to 1996. He is currently self-employed as a private investor. He served in several executive positions with Centel Corporation from 1982 to 1992, where his last position was that of President of its Central Telephone Company unit. Before joining Centel, he was a Vice President in the investment banking unit of Dean Witter. Mr. Yovovich also serves as a director of 3Com Corporation, APAC TeleServices, Inc., Van Kampen Open End Funds, an investment company, Comarco, Inc. and several private companies.

How Our Directors Are Elected

   The Board of Directors consists of eight members. All directors are elected annually and serve until the next annual meeting of stockholders or until the election and qualification of their successors.

   Our existing stockholders are parties to a Stockholders Agreement dated as of November 27, 1996. Each stockholder has agreed to vote all of their shares so that our Board of Directors will consist of:

  .Two representatives of Madison Dearborn Capital Partners, L.P.

  .One representative of Frontenac VI, L.P.

  .One representative of Battery Ventures III, L.P.

  .Two of Mr. Addy, Mr. Barnicle, Mr. Beatty or Mr. Taylor

  .Two non-employee directors

Currently, Mr. Finnegan and Mr. Perry serve as the Madison Dearborn representatives, Mr. Crawford serves as the Frontenac representative, Mr. Frisbie serves as the Battery Ventures representative, Mr. Barnicle and Mr. Taylor serve as the executive representatives and Mr. Edwardson and Mr. Yovovich serve as the non-employee directors. The terms of the Stockholders Agreement relating to election of directors will terminate upon completion of an initial public offering of our securities. Thereafter, each director will be elected by a plurality vote.

Compliance with Section 16(a) of the Exchange Act.

   Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

   The table below presents information about compensation earned by our Chief Executive Officer and each of our four other most highly compensated executive officers whose combined salary and bonus for 1998 exceeded $100,000 for services rendered in all capacities for our last three fiscal years. The officers listed in the following table are referred to as the Named Executive
Officers:

                          SUMMARY COMPENSATION TABLE

                                Annual       Long-term Compensation
                             Compensation          Awards(1)
                           ----------------- ----------------------    Other
 Name and Principal         Salary   Bonus   Securities Underlying  Compensation
      Position        Year   ($)      ($)         Options (#)          (2)($)
 ------------------   ---- -------- -------- ---------------------  ------------
 Robert C. Taylor,    1996 $ 20,000 $    --           --              $   --
 Jr.
 Chief Executive      1997  120,000   50,000          --                  --
 Officer
                      1998  150,000  100,000          --                  --

 John R. Barnicle     1996 $ 20,000 $    --           --              $   --
 Chief Operating      1997  120,000   47,000          --                  --
 Officer
                      1998  140,000   75,000          --                  --

 Joseph A. Beatty     1996 $ 20,000 $    --           --              $   --
 Chief Financial      1997  120,000   45,000          --               25,000(2)
 Officer
                      1998  140,000   75,000          --

 Brian F. Addy        1996 $ 20,000 $    --           --              $   --
 Executive Vice       1997  120,000   38,000          --                  --
 President of
 Market Development   1998  125,000   50,000          --                  --

 Renee M. Martin      1996 $    --  $    --           --              $   --
 Senior Vice          1997      --       --           --                  --
 President
 and General Counsel  1998  127,000   45,000          254                 --

--------
(1) Does not include 5,000 shares of Class B common stock issued to each of Mr. Taylor, Mr. Barnicle, Mr. Beatty and Mr. Addy in 1996 that are subject to time-vesting requirements set forth in their Employment

   Agreements with Focal, of which 1,000 shares vested in each of 1996, 1997 and 1998. The remaining 2,000 shares will vest 1,000 in each of 1999 and 2000, subject to acceleration in specified circumstances. These 2,000 shares were worth $3 million at December 31, 1998. Also does not include 3,677.885 shares of Class C common stock issued to each of Mr. Taylor, Mr. Barnicle, Mr. Beatty and Mr. Addy in 1996 that were subject to performance-vesting requirements set forth in their Vesting Agreements with some of our institutional investors. Of these shares, 3,177.885 were canceled in connection with September 30, 1998 amendments to these Vesting Agreements. The remaining 500 shares converted to shares of Class B common stock and are subject to time-vesting requirements set forth in Restricted Stock Agreements signed at the time of the September 30, 1998 amendments to these Vesting Agreements. Of these shares, 400 remain subject to future vesting requirements. These 400 shares were worth $600,000 at December 31, 1998.
(2) Represents reimbursement of moving expenses.

   The table below provides information regarding stock options granted to the Named Executive Officers during 1998. None of the Named Executive Officers received SARs. All options referred to below are exercisable to purchase shares of our Class A common stock.

                                                                                    Potential
                                                                                Realizable Value
                                                                                at Assumed Annual
                                                                                 Rates of Stock
                                                                                      Price
                                                                                  Appreciation
                                                                                   for Option
                                          Individual Grants(1)                       Term(2)
                         ------------------------------------------------------ -----------------
                           Number of    % of Total
                         Securities of   Options
                          Underlying    Granted to  Exercise or
                            Options    Employees in Base Price
      Name                  Granted    Fiscal Year  (per share) Expiration Date    5%      10%
      ----               ------------- ------------ ----------- --------------- -------- --------
Robert C. Taylor, Jr....      --           --            --                 --       --       --
John R. Barnicle........      --           --            --                 --       --       --
Joseph A. Beatty........      --           --            --                 --       --       --
Brian F. Addy...........      --           --            --                 --       --       --
Renee M. Martin.........      134          2.2%       $1,050    March 31, 2008  $ 88,485 $224,239
                              120          2.0%       $1,500    August 20, 2008 $113,200 $286,874

--------
(1) The options granted to Ms. Martin were granted under the Company's 1997 Non-Qualified Stock Option Plan (the "1997 Plan"). The 134 options were granted on April 1, 1998 and vest 25% on the first anniversary of the date of grant and 12.5% every six months thereafter. The 120 options were granted on August 21, 1998. Of these options, 20% vested immediately and 10%, 15%, 20%, and 35%, respectively, will vest on the subsequent four anniversaries of the date of grant.
(2) Based on a ten-year option term and annual compounding, the 5% and 10% calculations are set forth in compliance with the rules of the Securities and Exchange Commission. The appreciation calculations do not take into account any appreciation in the price of the Class A common stock to date and are not necessarily indicative of future values of stock options or the Class A common stock.

Exercise of Stock Options and Year-End Values

   The following table sets forth information regarding the number and value of unexercised stock options held by each of the Named Executive Officers as of December 31, 1998. None of the Named Executive Officers exercised stock options in 1998.

                                                                  Value of
                                               Number of        Unexercised
                                              Unexercised       In-the-Money
                                               Options at      Options ($) at
                                            Fiscal Year End  Fiscal Year End(2)
                                            ---------------- ------------------
                                              Exercisable/      Exercisable/
      Name                                  Unexercisable(1)   Unexercisable
      ----                                  ---------------- ------------------
Robert C. Taylor, Jr.......................         --                  --
John R. Barnicle...........................         --                  --
Joseph A. Beatty...........................         --                  --
Brian F. Addy..............................         --                  --
Renee M. Martin............................      24/230       $36,000/$345,000

--------
(1) These shares represent shares issuable pursuant to stock options granted under our 1997 Plan and are exercisable to purchase shares of our Class A common stock.
(2) At December 31, 1998, an estimated market value of $1,500 per share of Class A common stock was used to determine the value of the in-the-money options.

Compensation of Our Directors

   Except for Mr. Edwardson and Mr. Yovovich, our directors do not receive directors fees or other compensation for serving as directors or for attending meetings of the Board of Directors or its committees. In April 1997, Mr. Yovovich was granted an option to purchase 260 shares of our Class A common stock under our 1997 Plan. Ten percent of the shares covered by the option vested immediately and an additional 15% of the shares vest each six months thereafter. In January 1999, Mr. Yovovich was granted an additional option to purchase 40 shares of Class A common stock under the 1997 Plan, which has the same vesting terms as his earlier grant. In February 1999, we granted Mr. Edwardson an option under our 1997 Plan to purchase 260 shares of our Class A common stock on the same vesting terms as the options previously granted to Mr. Yovovich. We reimburse directors for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors or committees of the Board.

Employment Agreements

   Focal is a party to identical Executive Stock Agreement and Employment Agreements ( "Employment Agreements") with each of Mr. Taylor, Mr. Barnicle, Mr. Beatty and Mr. Addy (collectively, the "Executive Investors"). The Employment Agreements provide that each Executive Investor will receive a minimum base salary of $120,000 (or any greater amount approved by a majority of the Board of Directors, including the Madison Dearborn designee and one of the Frontenac or Battery Ventures designees) and bonuses determined by the Board of Directors and based upon our achievement of performance goals set in advance of each year in the sole discretion of the Board of Directors. Unless he is terminated for cause, each Executive Investor is entitled for a period of between six and 12 months following termination of his employment with us (depending on the basis for termination) to continue to receive his salary and medical benefits, net of any amounts the Executive Investor receives as compensation for other employment. We entered into an employment agreement with Ms. Martin on March 20, 1998, on substantially the same employment terms as the Executive Investors.

   Each Employment Agreement and Ms. Martin's agreement also require the Executive Investor or Ms. Martin, as applicable, to assign to us all inventions developed in the course of employment, maintain the confidentiality of our proprietary information and refrain from competing with and soliciting employees from Focal during his or her employment and for a period of up to eighteen months after his or her termination. During this period, after any applicable severance pay period has expired, the Executive Investor or Ms. Martin, as applicable, is entitled to receive noncompetition compensation equal to his or her salary and medical benefits (net of any amounts he or she receives as compensation for other employment), unless he or she breaches his or her non-disclosure, non-compete or non-solicitation obligations.

   Pursuant to the Employment Agreements and in exchange for shares of common stock held by each of the Executive Investors prior to November 27, 1996:

  . 5,000 shares of Class B common stock subject to time-vesting requirements set forth in the Employment Agreements were issued to each of the Executive Investors on November 27, 1996

   and

  . 3,677.885 shares of Class C common stock subject to performance-vesting requirements set forth in the Vesting Agreements (as defined below) were issued to each of the Executive Investors on November 27, 1996. Of these shares, 3,177.885 were canceled in connection with the September 30, 1998 amendments to the Vesting Agreements. The remaining 500 shares converted to shares of Class B common stock and are subject to time-vesting requirements set forth in Restricted Stock Agreements signed at the time of the September 30, 1998 amendments to the Vesting Agreements. See "-- Vesting Agreements"

   Of the 5,000 shares of Class B common stock issued on November 27, 1996 that are subject to time-vesting requirements under the Employment Agreements, 1,000 shares vested immediately and the remaining shares vest in equal installments over a four year period that commenced November 27, 1997 so long as the Executive Investor remains employed by Focal. Pursuant to this schedule, 1,000 shares vested on each of November 27, 1997 and 1998. 1,000 shares of the 2,000 shares that remain subject to vesting under the Employment Agreements will vest on November 27, 1999 and the remaining 1,000 shares will vest on November 27, 2000, if the Executive Investor remains in our employ. The Employment Agreements contain provisions that provide for partial acceleration of vesting upon specific business combinations and the completion of an initial public offering of our securities and total acceleration of vesting upon other business combinations or the Executive Investor's death or disability.

   Each Employment Agreement further provides Focal and other existing stockholders with specified rights if the Executive Investor ceases to be employed by Focal for any reason.

Vesting Agreements

   Pursuant to the original terms of three separate Vesting Agreements (the "Vesting Agreements"), each dated November 27, 1996, among Focal, the Executive Investors and each of Madison Dearborn, Frontenac and Battery Ventures (collectively, the "Institutional Investors"), each of the Executive Investors was entitled to earn 3,677.885 shares of Class C common stock if certain financial performance criteria were satisfied. If any shares of Class C common stock vested, an equal number of shares of Class A common stock held by the Institutional Investors would be forfeited by the Institutional Investors.

   Pursuant to amendments to the Vesting Agreements, on September 30, 1998, the Vesting Agreements terminated and:

  . The Institutional Investors collectively forfeited 5,000 shares of the Class A common stock held by them

  . The Executive Investors each forfeited 3,177.888 shares of Class C common stock held by them (or a total of 12,711.54 shares for all Executive Investors)

  . 500 shares of Class C common stock held by each Executive Investor were vested and converted to 500 shares of Class B common stock and became subject to new time-vesting requirements based on periods of continuous service with us (the "Restricted Shares"). Twenty percent of the Restricted Shares immediately vested and the remaining Restricted Shares will vest 10% on September 30, 1999, 15% on September 30, 2000, 20% on September 30, 2001 and 35% on September 30, 2002. The Executive Investors are entitled to voting, dividend and other ownership rights with respect to the Restricted Shares, but the Restricted Shares are subject to restrictions on transfer until they vest. Vesting of the Restricted

   Shares is accelerated under specified circumstances, including upon a Change in Control (as defined in our 1997 Plan) or the Executive Investor's death or disability

Compensation Committee Interlocks and Insider Participation

   The Compensation Committee of the Board of Directors currently consists of five directors, including Mr. Taylor, our President and Chief Executive Officer. All matters concerning executive compensation in 1998 were addressed by the full Board of Directors, including Messrs. Taylor and Barnicle, who were executive officers of Focal during 1998. None of our executive officers served as a member of the compensation committee or as a director of any other entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The table below sets forth information regarding beneficial ownership of our Class A common stock and Class B common stock as of March 1, 1999 for:

  . Each of the Named Executive Officers

  . Each of our directors

  . All of our executive officers and directors as a group

  . Each other person who we know beneficially owns 5% or more of any class of our common stock

   At March 1, 1999, there were no shares of our Class C common stock outstanding. Unless otherwise noted, the address of each Named Executive Officer and director of Focal is 200 North LaSalle Street, Suite 1100, Chicago, Illinois 60601.

                                 Class A Common Stock    Class B Common Stock
                                ----------------------- -----------------------
                                 Number of               Number of
                                   Shares                  Shares
                                Beneficially Percent of Beneficially Percent of
                                 Owned (1)     Shares    Owned (1)     Shares
Name                            ------------ ---------- ------------ ----------
Named Executive Officers
Robert C. Taylor, Jr. (2)......     230.77         *        5,500       25.0%
John R. Barnicle (3)...........     230.77         *        5,361       24.4%
Joseph A. Beatty (4)...........     230.77         *        5,500       25.0%
Brian F. Addy (5)..............     230.77         *        5,500       25.0%
Renee M. Martin (6)............      57.50         *          --         --

Directors
James N. Perry, Jr. (7)........  43,212.85     57.1%          --         --
Paul J. Finnegan (8)...........  43,212.85     57.1%          --         --
James E. Crawford III (9)......  20,165.96     26.7%          --         --
Richard D. Frisbie (10)........  10,082.73     13.3%          --         --
Paul G. Yovovich (11)..........     493.44         *          --         --
John A. Edwardson (12).........     326.00         *          --         --

All Executive Officers and
 Directors as a Group
 (13 persons) (13).............  75,347.56     99.1%       21,861       99.4%

Other 5% Owners
Madison Dearborn Capital
 Partnership, L.P. (14)........  43,212.85     57.1%          --         --
Frontenac VI, L.P. (15)........  20,165.96     26.7%          --         --
Battery Ventures III, L.P.
 (16)..........................  10,082.73     13.3%          --         --
Ad-Venture Capital Partners,
 L.P. (17).....................     230.77         *        2,000        9.1%
Coventry Court Partners, L.P.
 (18)..........................        --        --         1,730        7.9%
Mistral Partners, L.P. (19)....     230.77         *        2,000        9.1%

--------
*   Less than 1% of the issued and outstanding shares of our common stock.

 (1) In accordance with the rules of the Securities and Exchange Commission, each beneficial owner's holding have been calculated assuming full exercise of outstanding warrants and options exercisable by the holder within 60 days after March 1, 1999, but no exercise of outstanding warrants and options held by any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to applicable community property laws.
 (2) Includes 2,000 and 400 shares of Class B common stock subject to vesting provisions contained in the executive's Employment Agreement and Restricted Stock Agreement, respectively. See Item 11, "Executive Compensation--Employment Agreements" and "--Vesting Agreements." Also includes 2,230.77 shares of common stock held by Mistral Partners, L.P., a family limited partnership. Mr. Taylor exercises sole voting and investment power over shares held by this partnership.
 (3) Includes 2,000 and 400 shares of Class B common stock subject to vesting provisions contained in the executive's Employment Agreement and Restricted Stock Agreement, respectively. See Item 11, "Executive Compensation--Employment Agreements" and "--Vesting Agreements." Also includes 700 shares of Class B common stock held by JRB Partners, L.P., a family limited partnership. Mr. Barnicle exercises sole voting and investment power over shares held by this partnership.
 (4) Includes 2,000 and 400 shares of Class B common stock subject to vesting provisions contained in the executive's Employment Agreement and Restricted Stock Agreement, respectively. See Item 11, "Executive Compensation--Employment Agreements" and "--Vesting Agreements." Also includes 1,730 shares of Class B common stock held by Coventry Court Partners, L.P., a family limited partnership. Mr. Beatty exercises sole voting and investment power over shares held by this partnership.
 (5) Includes 2,000 and 400 shares of Class B common stock subject to vesting provisions contained in the executive's Employment Agreement and Restricted Stock Agreement, respectively. See Item II, "Executive Compensation--Employment Agreements" and "--Vesting Agreements." Also includes 2,230.77 shares of common stock held by Ad-Venture Capital Partners, L.P., a family limited partnership. Mr. Addy exercises sole voting and investment power over shares held by this partnership.
 (6) Consists of shares of Class A common stock subject to options which are exercisable within 60 days of March 1, 1999.
 (7) Mr. Perry, a director, owns no shares in his own name. Consists of shares of Class A common stock owned by Madison Dearborn. See footnote 14 below. Mr. Perry's address is c/o Madison Dearborn Partners, Inc., Three First National Plaza, Suite 3800, Chicago, IL 60602.
 (8) Mr. Finnegan, a director, owns no shares in his own name. Consists of shares of Class A common stock owned by Madison Dearborn. See footnote 14 below. Mr. Finnegan's address is c/o Madison Dearborn Partners, Inc., Three First National Plaza, Suite 3800, Chicago, IL 60602.
 (9) Mr. Crawford, a director, owns no shares in his own name. Consists of shares of Class A common stock owned by Frontenac. See footnote 15 below. Mr. Crawford's address is c/o Frontenac Company, 135 S. LaSalle Street, Suite 3800, Chicago, IL 60603.
(10) Mr. Frisbie, a director, owns no shares in his own name. Consists of shares of Class A common stock owned by Battery. See footnote 16 below. Mr. Frisbie's address is c/o Battery Ventures, 20 William Street, Wellesley, MA 02481.
(11) Includes 297.44 shares of Class A common stock and an additional 196 shares of Class A common stock subject to options which are exercisable within 60 days of March 1, 1999.
(12) Includes 300 shares of Class A common stock and an additional 26 shares of Class A common stock subject to options which are exercisable within 60 days of March 1, 1999.
(13) Includes 74,982.06 shares of Class A common stock and 21,861 shares of Class B common stock and an additional 365.5 shares of Class A common stock subject to options which are exercisable within 60 days of March 1, 1999.
(14) Consists of shares of Class A common stock owned by Madison Dearborn. Messrs. Perry and Finnegan, directors of the Company, are principals of Madison Dearborn Capital Partners, Inc., the general partner of Madison Dearborn. Because of these positions, Messrs. Perry and Finnegan share voting and investment power with respect to the shares owned by Madison Dearborn. See Item 13, "Certain Relationships and Related Party Transactions."

(15) Consists of shares of Class A common stock owned by Frontenac. Mr. Crawford, a director, is a general partner of Frontenac Company, the general partner of Frontenac. Because of this position, Mr. Crawford shares voting and investment power with respect to the shares owned by Frontenac. See Item 13, "Certain Relationships and Related Party Transactions."
(16) Consists of shares of Class A common stock owned by Battery Ventures. Mr. Frisbie, a director, is a managing general partner of Battery Ventures. Because of this position, Mr. Frisbie shares voting and investment power with respect to the shares owned by Battery Ventures. See Item 13, "Certain Relationships and Related Party Transactions."
(17) Consists of shares of Class A common stock and Class B common stock owned by Ad-Venture Capital Partners, L.P., a family limited partnership. Mr. Addy exercises sole voting and investment power over these shares. The address of this partnership is 200 North LaSalle Street, Suite 1100, Chicago, Illinois 60601.
(18) Consists of shares of Class B common stock owned by Coventry Court Partners, L.P., a family limited partnership. Mr. Beatty exercises sole voting and investment power over these shares. The address of this partnership is 200 North LaSalle Street, Suite 1100, Chicago, Illinois 60601.
(19) Consists of shares of Class A common stock and Class B common stock owned by Mistral Partners, L.P., a family limited partnership. Mr. Taylor exercises sole voting and investment power over these shares. The address of this partnership is 200 North LaSalle Street, Suite 1100, Chicago, Illinois 60601.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

   In addition to serving as members of our Board of Directors, Mr. Crawford, Mr. Finnegan, Mr. Frisbie and Mr. Perry each serve as directors of other telecommunications services companies and other private companies. As a result, these four directors may be subject to conflicts of interest during their tenure on our Board of Directors. Accordingly, they may be periodically required to inform us and the other companies to which they owe fiduciary duties of financial or business opportunities We do not currently have any standard procedures for resolving potential conflicts of interest relating to corporate opportunities or otherwise.

   Mr. Crawford, Mr. Finnegan, Mr. Frisbie and Mr. Perry also serve on the boards of directors of companies with which we may compete or enter into agreements. Specifically, these directors are directors of Allegiance Telecom, a Dallas-based CLEC. Allegiance Telecom is one of our competitors.

The Stock Purchase Agreement and Stockholders' Agreement

   We have entered into a Stock Purchase Agreement with some of our stockholders, dated as of November 27, 1996 and amended after that date. Pursuant to the Stock Purchase Agreement and additional related agreements, our existing stockholders were granted put rights, voting rights, and registration rights described below and elsewhere in this report.

   The Stock Purchase Agreement contains standard representations and warranties by Focal and affirmative and restrictive covenants and permits the Institutional Investors to force us to liquidate after February 2003. Most of the affirmative and restrictive covenants in the Stock Purchase Agreement and the right to force liquidation will terminate upon the completion of an initial public offering of our securities. However, after completion of such an offering, we will continue to be required to:

  . Deliver financial information to the Institutional Investors and certain of their transferees in a private sale of shares of common stock

  . Provide access by the Institutional Investors, and certain of their transferees in a private sale of shares of common stock, to our physical properties, books and records

  . Comply with the periodic reporting requirements under the Securities Exchange Act of 1934 to enable holders of "restricted shares" of common stock to sell those shares of common stock pursuant to Rule 144 under the Securities Act of 1933 or a short-form registration statement under the Securities Act of 1933

   The Stockholders' Agreement contains provisions relating to:

  . Election of our directors (see Item 10, "Directors and Executive Officers of the Registrant--How We Elect Our Directors")

  .  Business combinations involving Focal

  . Transfer restrictions and rights of first refusal and participation related to sales of shares of common stock by existing stockholders

   All of these provisions and restrictions, other than transfer restrictions on unvested shares of common stock held by the Executive Investors, will terminate upon completion of an initial public offering of our securities.

   See Item 11, "Executive Compensation--Employment Agreements" and "--Vesting Agreements" for a more detailed discussion of the various provisions of the Employment Agreements and Vesting Agreements.

Registration Rights

   Focal has granted registration rights to all existing holders of its common stock. The existing holders of common stock have the benefit of the following demand registration:

  . Subject to minimum dollar amounts, Madison Dearborn may demand two registrations on Form S-1

  .  Frontenac and Battery may each demand one registration on Form S-1

  . The holders of 8% of all shares of common stock (including shares of Class A common stock and Class B common stock) subject to the registration agreement, approximately 7,813.92 shares of common stock (including shares of Class A common stock and Class B common stock), may demand an unlimited number of registrations on Form S-2 or Form S-3

   In addition, our existing stockholders have unlimited "piggyback" registration rights under which they have the right to request that we register their shares of common stock whenever we register any of our securities under the Securities Act of 1933 and the registration form to be used may be used for the registration of their shares of common stock. These piggyback registration rights will not, however, be available:

  . If the piggyback registration is in connection with an underwritten registration and the managing underwriter concludes that including shares of common stock owned by holders of "piggyback" registration rights would have an adverse impact on the marketing of the securities to be sold in the underwritten offering

  .  For registrations undertaken because of a demand registration

Stock Purchases by Our Directors

   In May 1997, Mr. Yovovich purchased 230.77 shares of Class A common stock for a purchase price of $75,000. In November 1998, he purchased an additional
66.667 shares of Class A common stock for himself and members of his family for a purchase price of $100,000. In February 1999, Mr. Edwardson purchased 300 shares of Class A common stock for a purchase price of $472,500.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

  The consolidated financial statements of Focal Communications Corporation and Subsidiaries for the year ended December 31, 1998, together with the Report of Independent Public Accountants, are set forth on pages F-1 through F-18 of this report. The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the report.

(2) Financial Statement Schedules

  The following are included in Part IV of this report for each of the years ended December 31, 1996, 1997 and 1998 as applicable:

  Report of Independent Public Accountants F-19

  Schedule II--Valuation and Qualifying Accounts F-20

  Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto, included in this report.

(3) The exhibits listed below are filed as part of this report:

      Exhibit
      Number                          Exhibit Description
      -------                         -------------------
      2.1      Plan of Reorganization and Agreement by and among Focal
               Communications Corporation and its Subsidiaries, dated June 12,
               1997. (Incorporated by reference to Exhibit No. 2.1 to the
               Registrant's Registration Statement on Form S-4 originally filed with the Securities and Exchange Commission on August 13, 1998
               (Registration No. 333-49397) (the "S-4"))
      3.1      Certificate of Incorporation. (Incorporated by reference to
               Exhibit No. 3.1 of the S-4)
      3.2      Amendment to Certificate of Incorporation.
      3.3      By-Laws. (Incorporated by reference to Exhibit No. 3.2 of the S-
               4)
      4.1      Indenture with Harris Trust and Savings Bank, dated February 18,
               1998. (Incorporated by reference to Exhibit No. 4.1 of the S-4)
      4.2      Initial Global 12.125% Senior Discount Note Due February 15,
               2008, dated February 18, 1998. (Incorporated by reference to
               Exhibit No. 4.2 of the S-4)
      4.3      Stock Purchase Agreement with Madison Dearborn Capital Partners,
               L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F.
               Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor Jr.,
               dated November 27, 1996. (Incorporated by reference to Exhibit
               No. 4.5 of the S-4)
      4.4      Amendment No. 1 to Stock Purchase Agreement with Madison
               Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery
               Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph
               Beatty, and Robert C. Taylor Jr., dated January 23, 1998.
               (Incorporated by reference to Exhibit No. 4.6 of the S-4)

      Exhibit
      Number                          Exhibit Description
      -------                         -------------------
      4.5      Amendment No. 2 to Stock Purchase Agreement with Madison
               Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery
               Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph
               Beatty and Robert C. Taylor, Jr., dated as of August 21, 1998.
               (Incorporated by reference to Exhibit No. 4.8 to the
               Registrant's Quarterly Report on Form 10-Q for the period ending
               September 30, 1998, originally filed with the Securities and
               Exchange Commission on November 16, 1998 (the "3rd Quarter 10-
               Q"))
      4.6      Vesting Agreement with Madison Dearborn Capital Partners, L.P.,
               Brian F. Addy, John R. Barnicle, Joseph Beatty and Robert C.
               Taylor, Jr., dated as of November 27, 1996. (Incorporated by reference to Exhibit No. 4.1 of the 3rd Quarter 10-Q)
      4.7      Vesting Agreement with Frontenac VI, L.P., Brian F. Addy, John
               R. Barnicle, Joseph Beatty and Robert C. Taylor, Jr., dated as of November 27, 1996. (Incorporated by reference to Exhibit No.
               4.2 of the 3rd Quarter 10-Q)
      4.8      Vesting Agreement with Battery Ventures III, L.P., Brian F.
               Addy, John R. Barnicle, Joseph Beatty and Robert C. Taylor, Jr.,
               dated as of November 27, 1996. (Incorporated by reference to
               Exhibit No. 4.3 of the 3rd Quarter 10-Q)
      4.9      Amendment No. 1 to Vesting Agreement and Consent as of August
               21, 1998, between Focal Communications Corporation with Madison
               Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery
               Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph
               Beatty and Robert C. Taylor, Jr., dated as of August 21, 1998.
               (Incorporated by reference to Exhibit No. 4.4 of the 3rd Quarter
               10-Q)
      4.10     Amendment No. 1 to Vesting Agreement and Consent as of August
               21, 1998, between Focal Communications Corporation with Madison
               Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery
               Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph
               Beatty and Robert C. Taylor, Jr., dated as of August 21, 1998.
               (Incorporated by reference to Exhibit No. 4.5 of the 3rd Quarter
               10-Q)
      4.11     Amendment No. 1 to Vesting Agreement and Consent as of August
               21, 1998, between Focal Communications Corporation with Madison
               Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery
               Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph
               Beatty and Robert C. Taylor, Jr., dated as of August 21, 1998.
               (Incorporated by reference to Exhibit No. 4.6 of the 3rd Quarter
               10-Q)
      4.12     Form of Restricted Stock Agreement, dated September 30, 1998 between Focal Communications Corporation and each of Brian F.
               Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr.
               (Incorporated by reference to Exhibit No. 4.7 of the 3rd Quarter
               10-Q)
      4.13     Stockholders Agreement with Madison Dearborn Capital Partners,
               L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F.
               Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor Jr.,
               dated November 27, 1996. (Incorporated by reference to Exhibit
               No. 4.11 of the S-4)
      4.14     Amendment No. 1 to Stockholders Agreement with Madison Dearborn
               Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures
               III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty and
               Robert C. Taylor, Jr., dated as of July 7, 1998. (Incorporated by reference to Exhibit No. 4.9 of the 3rd Quarter 10-Q)
      4.15     Amendment No. 2 to Stockholders Agreement with Madison Dearborn
               Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures
               III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty and
               Robert C. Taylor, Jr., dated as of August 21, 1998.
               (Incorporated by reference to Exhibit No. 4.10 of the 3rd
               Quarter 10-Q)

      Exhibit
      Number                          Exhibit Description
      -------                         -------------------
      4.16     Amendment No. 3 to Stock Purchase Agreement with Madison
               Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery
               Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph
               Beatty, and Robert C. Taylor, Jr., dated February 16, 1999.

      4.17     Executive Stock Agreement and Employment Agreement with Brian F.
               Addy, dated November 27, 1996. (Incorporated by reference to
               Exhibit No. 4.12 of the S-4)+
      4.18     Executive Stock Agreement and Employment Agreement with John R.
               Barnicle, dated November 27, 1996. (Incorporated by reference to
               Exhibit No. 4.13 of the S-4)+
      4.19     Executive Stock Agreement and Employment Agreement with Joseph
               A. Beatty, dated November 27, 1996. (Incorporated by reference to Exhibit No. 4.14 of the S-4)+
      4.20     Executive Stock Agreement and Employment Agreement with Robert
               C. Taylor, Jr., dated November 27, 1996. (Incorporated by reference to Exhibit No. 4.15 of the S-4)+
      4.21 Amendment No. 1 to Executive Employment Agreement and Consent with Brian F. Addy, dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.11 of the 3rd Quarter 10-Q)+
      4.22 Amendment No. 1 to Executive Employment Agreement and Consent with John R. Barnicle, dated as of August 21, 1998.
               (Incorporated by reference to Exhibit No. 4.12 of the 3rd
               Quarter 10-Q)+
      4.23 Amendment No. 1 to Executive Employment Agreement and Consent with Joseph Beatty, dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.13 of the 3rd Quarter 10-Q)+
      4.24 Amendment No. 1 to Executive Employment Agreement and Consent with Robert C. Taylor, dated as of August 21, 1998.
               (Incorporated by reference to Exhibit No. 4.14 of the 3rd
               Quarter 10-Q)+
      4.25     Registration Agreement with Madison Dearborn Capital Partners,
               L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F.
               Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor Jr., dated November 27, 1996. (Incorporated by reference to Exhibit
               No. 4.16 of the S-4)
      4.26     Amendment No. 1 to Registration Agreement with Madison Dearborn
               Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures
               III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty and
               Robert C. Taylor, Jr., dated as of August 21, 1998.
               (Incorporated by reference to Exhibit No. 4.15 of the 3rd
               Quarter 10-Q)
     10.1      Interconnection Agreement with Ameritech Information Industry
               Services, dated October 28, 1996. (Incorporated by reference to
               Exhibit No. 10.1 of the S-4)
     10.2      Interconnection Agreement with Ameritech Information Industry
               Services, dated October 24, 1997. (Incorporated by reference to
               Exhibit No. 10.2 of the S-4)
     10.3      Interconnection Agreement with New York Telephone Company, dated
               November 10, 1997. (Incorporated by reference to Exhibit No.
               10.3 of the S-4)
     10.4      Amended and Restated Interconnection Agreement with Ameritech
               Information Industry Services, dated March 16, 1998.
               (Incorporated by reference to Exhibit No. 10.4 of the 1998 S-4)

      Exhibit
      Number                          Exhibit Description
      -------                         -------------------
     10.5      Interconnection Agreement with Bell Atlantic-Pennsylvania, dated
               April 27, 1998. (Incorporated by reference to Exhibit No. 10.26 of the S-4)
     10.6      Interconnection Agreement with Bell Atlantic-Delaware, dated
               April 27, 1998. (Incorporated by reference to Exhibit No. 10.25 of the S-4)
     10.7      Interconnection Agreement with Bell Atlantic-New Jersey, dated
               April 27, 1998. (Incorporated by reference to Exhibit No. 10.24 of the S-4)
     10.8      Interconnection Agreement with GTE--California, dated June 12,
               1998. (Incorporated by reference to Exhibit No. 10.23 of the S-
               4)
     10.9      Interconnection Agreement with Pacific Bell, dated June 15,
               1998. (Incorporated by reference to Exhibit No. 10.22 of the S-
               4)
     10.10     First Amendment to the Interconnection Agreement with Ameritech
               Information Industry Services, dated September 8, 1998.
               (Incorporated by reference to Exhibit No. 10.1 of the 3rd
               Quarter 10-Q)
     10.11     Network Products Purchase Agreement with Northern Telecom Inc., dated January 21, 1997. (Incorporated by reference to Exhibit
               No. 10.5 of the S-4)
     10.12     Amendments No. 1 and No. 2 to Network Products Purchase
               Agreement with Northern Telecom Inc., both dated March 6, 1998.
               (Incorporated by reference to Exhibit No. 10.6 of the S-4)*
     10.13     Software License with DPI/TFS, Inc., dated April 10, 1997.
               (Incorporated by reference to Exhibit No. 10.17 of the S-4)*
     10.14     Second Amendment to Lease Agreement for property located at 200
               North LaSalle, Chicago, IL, dated November 15, 1997.
               (Incorporated by reference to Exhibit No. 10.9 of the S-4)
     10.15     Lease Agreement for property located at 200 North LaSalle,
               Chicago, IL, dated December 31, 1996. (Incorporated by reference to Exhibit No. 10.7 of the S-4)
     10.16     First Amendment to Lease Agreement for property located at 200
               North LaSalle, Chicago, IL, dated May 14, 1997. (Incorporated by reference to Exhibit No. 10.8 of the S-4)
     10.17     Loan and Security Agreement with NTFC Capital Corporation dated
               December 30, 1998.*
     10.18     Third Amendment to Lease Agreement for property located at 200
               North LaSalle, Chicago, IL, dated March 2, 1998. (Incorporated by reference to Exhibit No. 10.10 of the S-4)
     10.19     Fourth Amendment to Lease Agreement for property located at 200
               North LaSalle, Chicago, IL, dated April 4, 1998. (Incorporated by reference to Exhibit No. 10.18 of the
               S-4)
     10.20     Lease Agreement for property located at 32 Old Slip, New York,
               NY, dated May 20, 1997. (Incorporated by reference to Exhibit
               No. 10.11 of the S-4)
     10.21     Lease Agreement for property located at 650 Townsend Street, San
               Francisco, CA, dated January 26, 1998. (Incorporated by
               reference to Exhibit No. 10.12 of the S-4)

      Exhibit
      Number                          Exhibit Description
      -------                         -------------------
     10.22     Lease Agreement for property located at 701 Market Street,
               Philadelphia, Pennsylvania, dated March 10, 1998. (Incorporated by reference to Exhibit No. 10.13 of the S-4)
     10.23     Lease Agreement for property located at 1120 Vermont Avenue,
               NW., Washington, D.C., dated as of May 4, 1998. (Incorporated by reference to Exhibit No. 10.19 of the S-4)
     10.24     First Amendment to Lease Agreement for property located at 1120
               Vermont, NW, Washington, D.C., dated July 23, 1998.
               (Incorporated by reference to Exhibit No. 10.6 of the 3rd
               Quarter 10-Q)
     10.25     Lease Agreement for property located at 1200 West Seventh
               Street, Los Angeles, California, dated as of May 19, 1998.
               (Incorporated by reference to Exhibit No. 10.20 of the 1998 S-4)
     10.26     First Amendment to Lease Agreement for property located at 1200
               West 7th Street, Los Angeles, CA, dated July 8, 1998.
               (Incorporated by reference to Exhibit No. 10.5 of the 3rd
               Quarter 10-Q)
     10.27     Lease Agreement for property located at 1511 6th Avenue,
               Seattle, WA, dated August 7, 1998. (Incorporated by reference to
               Exhibit No. 10.2 of the 3rd Quarter 10-Q)
     10.28     Lease Agreement for property located at 23800 West Ten Mile
               Road, Southfield, MI, dated August 31, 1998. (Incorporated by reference to Exhibit No. 10.3 of the 3rd Quarter 10-Q)
     10.29     Lease Agreement for property located at One Penn Plaza, New
               York, NY, dated September 25, 1998. (Incorporated by reference to Exhibit No. 10.4 of the 3rd Quarter 10-Q)
     10.30     Employment Agreement with Renee M. Martin, dated March 20, 1998.
               (Incorporated by reference to Exhibit No. 10.16 of the S-4)+
     10.31     Amendment No. 1 to Executive Employment Agreement with Renee M.
               Martin, dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 10.10 of the 3rd Quarter 10-Q)
     10.32     1997 Nonqualified Stock Option Plan, amended and restated as of
               August 21, 1998. (Incorporated by reference to Exhibit No. 10.7 of the 3rd Quarter 10-Q)+
     10.33     Form of Amended and Restated Stock Option Agreement.+
     10.34     1998 Equity and Performance Incentive Plan. (Incorporated by
               reference to Exhibit No. 10.8 of the 3rd Quarter 10-Q)+
     10.35     1998 Equity Plan for Non-Employee Directors. (Incorporated by
               reference to Exhibit No. 10.9 of the 3rd Quarter 10-Q)+
     10.36     Agreement for Sale of Real Property between Focal Communications
               Corporation and United Air Lines, Inc. dated August 13, 1998.
     21.1      Subsidiaries of the Registrant.
     23.1      Consent of Arthur Andersen LLP.
     27.1      Financial Data Schedule.

--------
*Portions of these exhibits have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.
+Management contract or compensatory plan

   (b) Reports on Form 8-K

   The Company filed a report on Form 8-K dated November 16, 1998, which related to an error made in the calculation of the Company's basic and diluted loss per share.

   (c) Financial Statement Schedules

   The financial statement schedules filed as part of this Annual Report on Form 10-K are as specified in item 14(a)(2) herein.

   SUPPLEMENTAL INFORMATION TO BE FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

   No annual report or proxy material has been sent to security holders.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          Focal Communications Corporation

                                               /s/ Robert C. Taylor, Jr.
                                          By: _________________________________
                                                  Robert C. Taylor, Jr.
                                              President and Chief Executive
                                                         Officer
                                                     March 31, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each Director whose signature appears below authorizes and appoints Robert C. Taylor, Jr., John R. Barnicle, Joseph A. Beatty and Renee M. Martin, or any of them, as his attorney-in-fact to sign and file on his behalf any and all amendments to this report.

             Signature                           Title
             ---------                           -----


   /s/ Robert C. Taylor, Jr.         President, Chief Executive      March 31, 1999
____________________________________  Officer and Director
       Robert C. Taylor, Jr.          (Principal Executive
                                      Officer)

      /s/ John R. Barnicle           Executive Vice President,       March 31, 1999
____________________________________  Chief Operating Officer, and
          John R. Barnicle            Director
 .
      /s/ Joseph A. Beatty           Executive Vice President and    March 31, 1999
____________________________________  Chief Financial Officer
          Joseph A. Beatty            (Principal Financial Officer)

     /s/ Gregory J. Swanson          Controller (Principal           March 31, 1999
____________________________________  Accounting Officer)
         Gregory J. Swanson

   /s/ James E. Crawford, III        Director                        March 31, 1999
____________________________________
       James E. Crawford, III

     /s/ John A. Edwardson           Director                        March 31, 1999
____________________________________
         John A. Edwardson

      /s/ Paul J. Finnegan           Director                        March 31, 1999
____________________________________
          Paul J. Finnegan

     /s/ Richard D. Frisbie          Director                        March 31, 1999
____________________________________
         Richard D. Frisbie

    /s/ James N. Perry, Jr.          Director                        March 31, 1999
____________________________________
        James N. Perry, Jr.
      /s/ Paul G. Yovovich           Director                        March 31, 1999
____________________________________
          Paul G. Yovovich


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..................................  F-2

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of December 31, 1997 and 1998............  F-3

  Consolidated Statements of Operations for the Period from May 31, 1996
   (Commencement of Operations), to December 31, 1996 and for the Years
   Ended December 31, 1997 and 1998.......................................  F-4

  Consolidated Statements of Stockholders' Equity (Deficit) for the Period
   from May 31, 1996 (Commencement of Operations), to December 31, 1996,
   and for the Years Ended
   December 31, 1997 and 1998.............................................  F-5

  Consolidated Statements of Cash Flows for the Period from May 31, 1996
   (Commencement of Operations), to December 31, 1996, and for the Years
   Ended December 31, 1997 and 1998.......................................  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................  F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.................................. F-19

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS............................. F-20

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Focal Communications Corporation:

   We have audited the accompanying consolidated balance sheets of FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES (a Delaware corporation) as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from May 31, 1996 (commencement of operations), to December 31, 1996, and for the years ended December 31, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Focal Communications Corporation and Subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the period from May 31, 1996 (commencement of operations), to December 31, 1996, and for the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
January 22, 1999

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1998

                       ASSETS                           1997          1998
                       ------                        -----------  ------------
Current assets:
  Cash and cash equivalents......................... $ 2,256,552  $126,041,001
  Short-term investments............................         --      7,959,940
  Accounts receivable, net of allowance for doubtful
   accounts of $469,000 and $1,189,000 in 1997 and
   1998, respectively...............................   2,355,814     9,792,532
  Related-party receivables.........................      34,883           --
  Other current assets..............................      90,559       843,793
                                                     -----------  ------------
    Total current assets............................   4,737,808   144,637,266
                                                     -----------  ------------
Fixed assets, at cost:
  Buildings and improvements........................         --      2,350,000
  Communications network............................   7,906,336    44,774,965
  Construction in progress..........................   1,938,236    15,103,564
  Computer equipment................................     941,237     3,503,512
  Leasehold improvements............................     652,173     8,577,724
  Furniture and fixtures............................     355,759     1,790,596
  Motor vehicles....................................         --         19,289
                                                     -----------  ------------
                                                      11,793,741    76,119,650
  Less--Accumulated depreciation and amortization...     616,967     6,146,530
                                                     -----------  ------------
    Fixed assets, net...............................  11,176,774    69,973,120
                                                     -----------  ------------
Other noncurrent assets.............................         --      4,963,894
                                                     -----------  ------------
                                                     $15,914,582  $219,574,280
                                                     ===========  ============
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   ----------------------------------------------
Current liabilities:
  Accounts payable.................................. $ 1,502,479  $  8,365,470
  Accrued liabilities...............................     367,890     1,941,377
  Income taxes payable..............................         --      4,055,000
  Current maturities of long-term debt..............     943,621     2,887,036
                                                     -----------  ------------
    Total current liabilities.......................   2,813,990    17,248,883
                                                     -----------  ------------
Long-term debt, net of current maturities...........   2,593,265   182,408,757
                                                     -----------  ------------
Other noncurrent liabilities........................     179,481       588,228
                                                     -----------  ------------
Redeemable common stock:
  Class A, $.01 par value; 85,567 shares authorized;
   80,307 and 0 shares issued and outstanding at
   December 31, 1997 and 1998, respectively.........  12,403,218           --
                                                     -----------  ------------
Commitments and contingencies
Stockholders' equity (deficit):
  Common Stock, Class A, $.01 par value; 85,567
   shares authorized; 0 and 75,374 shares issued and
   outstanding at December 31, 1997 and 1998,
   respectively.....................................         --            753
  Common Stock, Class B, $.01 par value; 35,000
   shares authorized; 20,000 and 22,000 shares
   issued at December 31, 1997 and 1998,
   respectively.....................................         200           220
  Common Stock, Class C, $.01 par value; 15,000
   shares authorized; 14,711 and 0 issued at
   December 31, 1997 and 1998, respectively.........         147           --
  Additional paid-in capital........................   5,096,435    35,413,345
  Deferred compensation.............................  (3,791,667)   (4,736,432)
  Accumulated deficit...............................  (3,380,487)  (11,349,474)
                                                     -----------  ------------
    Total stockholders' equity (deficit)............  (2,075,372)   19,328,412
                                                     -----------  ------------
                                                     $15,914,582  $219,574,280
                                                     ===========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Period from May 31, 1996 (Commencement of Operations), to December 31, 1996, and for the Years Ended December 31, 1997 and 1998

                                             1996        1997          1998
                                           ---------  -----------  ------------
Revenues.................................  $     --   $ 4,023,690  $ 43,531,846
                                           ---------  -----------  ------------
Expenses:
  Customer service and network
   operations............................        --     2,154,980    15,284,641
  Selling, general and administrative....    421,777    2,887,372    12,209,821
  Depreciation and amortization..........      1,150      615,817     6,670,986
  Non-cash compensation expense..........    108,333    1,300,000     3,069,553
                                           ---------  -----------  ------------
    Total expenses.......................    531,260    6,958,169    37,235,001
                                           ---------  -----------  ------------
    Operating income (loss)..............   (531,260)  (2,934,479)    6,296,845
                                           ---------  -----------  ------------
Other income (expense):
  Interest income........................     17,626      195,696     6,528,541
  Interest expense.......................        --      (128,070)  (16,134,373)
                                           ---------  -----------  ------------
    Total other income (expense).........     17,626       67,626    (9,605,832)
                                           ---------  -----------  ------------
    Loss before income taxes.............   (513,634)  (2,866,853)   (3,308,987)
Provision for income taxes...............        --           --     (4,660,000)
                                           ---------  -----------  ------------
Net loss.................................   (513,634)  (2,866,853)   (7,968,987)
Accretion to redemption value of class A
 common stock............................        --      (103,565)          --
                                           ---------  -----------  ------------
Net loss applicable to common
 stockholders............................  $(513,634) $(2,970,418) $ (7,968,987)
                                           =========  ===========  ============
Basic and diluted net loss per share of
 common stock............................  $  (30.22) $    (35.21) $     (91.05)
                                           =========  ===========  ============
Basic and diluted weighted average number
 of shares of common stock outstanding...     16,996       84,373        87,526
                                           =========  ===========  ============



  The accompanying notes are an integral part of these consolidated financial statements.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
       For the Period from May 31, 1996 (Commencement of Operations), to December 31, 1996, and for the Years Ended December 31, 1997 and 1998

                                        Common Stock, $.01 Par Value
                                 ---------------------------------------------
                  Common Stock      Class A         Class B       Class C       Additional
                  -------------- --------------  ------------- ---------------    Paid-in      Deferred    Accumulated
                  Shares  Amount Shares  Amount  Shares Amount Shares   Amount    Capital    Compensation    Deficit
                  ------  ------ ------  ------  ------ ------ -------  ------  -----------  ------------  ------------
May 31, 1996
(commencement of
operations).....     --   $ --      --   $ --       --  $ --       --   $ --    $       --   $       --    $        --
Issuance of
Common Stock....   1,500    --      --     --       --    --       --     --            --           --             --
Conversion of
Common Stock to
Class B Common..  (1,125)   --      --     --    20,000   200      --     --            --           --             --
Conversion of
Common Stock to
Class C Common..    (375)   --      --     --       --    --    14,711    147           --           --             --
Deferred
compensation....     --     --      --     --       --    --       --     --      5,200,000   (5,200,000)           --
Amortization of
deferred
compensation....     --     --      --     --       --    --       --     --            --       108,333            --
Net loss........     --     --      --     --       --    --       --     --            --           --        (513,634)
                  ------  -----  ------  -----   ------ -----  -------  -----   -----------  -----------   ------------
BALANCE,
December 31,
1996............     --     --      --     --    20,000   200   14,711    147     5,200,000   (5,091,667)      (513,634)
Accretion of
redeemable
Common Stock....     --     --      --     --       --    --       --     --       (103,565)         --             --
Amortization of
deferred
compensation....     --     --      --     --       --    --       --     --            --     1,300,000            --
Net loss........     --     --      --     --       --    --       --     --            --           --      (2,866,853)
                  ------  -----  ------  -----   ------ -----  -------  -----   -----------  -----------   ------------
BALANCE,
December 31,
1997............     --     --      --     --    20,000   200   14,711    147     5,096,435   (3,791,667)    (3,380,487)
Reclassification
resulting from
amendment to
stock purchase
agreement.......     --     --   80,307    803      --    --       --     --     12,402,415          --             --
Class A Common
capital
contributions...     --     --      --     --       --    --       --     --     13,800,000          --             --
Issuance of
Class A Common
Stock...........     --     --       67    --       --    --       --     --        100,000          --             --
Cancellation and
conversion of
Common Stock....     --     --   (5,000)   (50)   2,000    20  (14,711)  (147)    4,014,495   (4,014,318)           --
Amortization of
deferred
compensation....     --     --      --     --       --    --       --     --            --     3,069,553            --
Net loss........     --     --      --     --       --    --       --     --            --           --      (7,968,987)
                  ------  -----  ------  -----   ------ -----  -------  -----   -----------  -----------   ------------
BALANCE,
December 31,
1998............     --   $ --   75,374  $ 753   22,000 $ 220      --   $ --    $35,413,345  $(4,736,432)  $(11,349,474)
                  ======  =====  ======  =====   ====== =====  =======  =====   ===========  ===========   ============
                     Total
                  ------------
May 31, 1996
(commencement of
operations).....  $       --
Issuance of
Common Stock....          --
Conversion of
Common Stock to
Class B Common..          200
Conversion of
Common Stock to
Class C Common..          147
Deferred
compensation....          --
Amortization of
deferred
compensation....      108,333
Net loss........     (513,634)
                  ------------
BALANCE,
December 31,
1996............     (404,954)
Accretion of
redeemable
Common Stock....     (103,565)
Amortization of
deferred
compensation....    1,300,000
Net loss........   (2,866,853)
                  ------------
BALANCE,
December 31,
1997............   (2,075,372)
Reclassification
resulting from
amendment to
stock purchase
agreement.......   12,403,218
Class A Common
capital
contributions...   13,800,000
Issuance of
Class A Common
Stock...........      100,000
Cancellation and
conversion of
Common Stock....          --
Amortization of
deferred
compensation....    3,069,553
Net loss........   (7,968,987)
                  ------------
BALANCE,
December 31,
1998............  $19,328,412
                  ============

  The accompanying notes are an integral part of these consolidated financial statements.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Period from May 31, 1996 (Commencement of Operations), to December 31, 1996, and for the Years Ended December 31, 1997 and 1998

                                           1996         1997          1998
                                        ----------  ------------  ------------
Cash flows from operating activities:
  Net loss............................. $ (513,634) $ (2,866,853) $ (7,968,987)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities--
    Depreciation and amortization......      1,150       615,817     6,670,986
    Deferred lease costs...............        --        179,481       408,747
    Non-cash compensation expense......    108,333     1,300,000     3,069,553
    Amortization of discount on senior
     discount notes....................        --            --     16,080,249
    Provision for losses on accounts
     receivable........................        --        469,000       720,000
    Changes in operating assets and
     liabilities--
      Accounts receivable..............        --     (2,824,814)   (8,156,718)
      Related-party receivables........    (16,883)      (18,000)       34,883
      Other current assets.............        --        (90,559)     (753,234)
      Accounts payable and accrued
       liabilities.....................    268,458     1,601,911     8,436,478
      Income taxes payable.............        --            --      4,055,000
                                        ----------  ------------  ------------
        Net cash provided by (used in)
         operating activities..........   (152,576)   (1,634,017)   22,596,957
                                        ----------  ------------  ------------
Cash flows from investing activities:
  Capital Expenditures.................    (82,303)  (11,655,524)  (64,229,247)
  Purchases of short-term investments..        --            --     (7,959,940)
                                        ----------  ------------  ------------
        Net cash used in investing
         activities....................    (82,303)  (11,655,524)  (72,189,187)
                                        ----------  ------------  ------------
Cash flows from financing activities:
  Loan origination fees................        --            --        (90,000)
  Proceeds from issuance of long-term
   debt................................        --      3,697,500   163,103,565
  Payments on long-term debt...........        --       (216,528)   (3,536,886)
  Proceeds from the issuance of Class A
   Common Stock........................  4,025,000     8,275,000    13,900,000
                                        ----------  ------------  ------------
        Net cash provided by financing
         activities....................  4,025,000    11,755,972   173,376,679
                                        ----------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents......................  3,790,121    (1,533,569)  123,784,449
Cash and cash equivalents
  beginning of year....................        --      3,790,121     2,256,552
                                        ----------  ------------  ------------
Cash and cash equivalents
  end of year.......................... $3,790,121  $  2,256,552  $126,041,001
                                        ==========  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1998

1. ORGANIZATION AND OPERATIONS

   Focal Communications Corporation began operations on May 31, 1996. Focal Communications Corporation and Subsidiaries (the "Company") is a competitive local exchange carrier ("CLEC") in the United States and offers a range of telecommunications services. The Company currently has operations in Illinois, Los Angeles, San Francisco, Michigan, New York, Pennsylvania, Washington and Washington D.C. The Company competes with incumbent local exchange carriers ("ILECs") by providing high-quality, local telecommunications services, primarily over fiber digital networks, to meet the voice and data transmission needs of its customers. The Company's customers are principally telecommunications-intensive businesses, other carriers, resellers and internet service providers.

   The Company incurred an accumulated deficit of $11,349,474, from May 31, 1996 (commencement of operations), through December 31, 1998. The Company must recognize significant sales and obtain additional capital to adequately grow its operations. Future profitability of the Company is dependent upon continued market acceptance and the Company continuing to adequately provide and maintain its services. Management believes that current financial forecasts, marketing strategies and capital raising plans are adequate to address these issues.

2. SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

   The 1997 and 1998 consolidated balance sheets include the accounts of the Company and all wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

 Basis of Accounting

   The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.

 Use of Estimates and Assumptions

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Risks and Uncertainties

   The Company recorded revenues and related accounts receivable of approximately $1.7 million as of December 31, 1997, from another carrier who was disputing this obligation to the Company. This dispute was ultimately ruled on in favor of the Company by the Illinois Commerce Commission ("ICC") in March, 1998, and by a federal court in July, 1998. During the fourth quarter of 1998 the Company received substantially all of the disputed amount.

 Concentration of Suppliers

   The Company currently leases its transport capacity from a limited amount of suppliers and is dependent upon the availability of fiber transmission facilities owned by the suppliers. The Company is currently vulnerable to the risk of renewing favorable supplier contracts, timeliness of the supplier in processing the Company's orders for customers and is at risk to regulatory agreements that govern the rates to be charged to the Company.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

 Financial Instruments

   The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments primarily consist of debt securities, which typically mature between three months and one year from the purchase date and are held to maturity and valued at amortized cost, which approximates fair value. The carrying value for current assets and current liabilities as of December 31, 1997 and 1998, reasonably approximates fair value due to the nature of the financial instrument and the short maturity of these items. Fair value for the Company's long-term debt is based on market quotes, where available or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities. The fair value of the Company's long-term debt is approximately $3,500,000 and $165,000,000 as of December 31, 1997 and 1998, respectively.

 Revenue Recognition

   Revenue is recognized over the period in which the services are provided. Monthly recurring charges include fees paid by customers for lines in service, additional features on those lines and colocation space. These charges are billed monthly, in advance, and are fully earned during the month. Usage charges, initial, nonrecurring charges and reciprocal compensation charges are billed in arrears and are fully earned when billed.

 Depreciation and Amortization

   Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

      Asset Description                                Useful Life
      -----------------                   --------------------------------------
      Buildings and improvements......... 20 years
      Communications network............. 3-8 years
      Computer equipment................. 3 years
      Leasehold improvements............. Shorter of asset life or life of lease
      Furniture and fixtures............. 2-5 years
      Motor vehicles..................... 2-3 years

   When depreciable assets are replaced or retired, the amounts at which such assets were carried are removed from the respective accounts and charged to accumulated depreciation and any gains or losses on disposition is recorded currently in the consolidated statements of operations.

   Maintenance and repairs are charged to expense as incurred, while major replacements and improvements are capitalized.

 Impairment of Long-Lived Assets

   The Company periodically assesses the recoverability of the carrying cost of its long-lived assets based on a review of its projected undiscounted cash flows related to the asset held for use. If assets are determined to be impaired, then the asset is written down to its fair value based on the present value of the discounted cash flows of the related asset or other relevant measures (quoted market prices, third-party offers, etc.). Based on its review, management does not believe that an impairment of the long-lived assets has occurred.

 Income Taxes

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," pursuant to which deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates currently in effect. State and local taxes may be based on factors other than income.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

 Segment Information

   In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry approach" with the "management approach." The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position but did affect the disclosure of segment information (Note 13).

 Equity incentive

   The Company has chosen to account for equity incentive using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, the exercise price of the employee stock options equals the fair value of the underlying stock on the date of grant and no compensation expense is recorded. The Company has adopted the disclosure only provisions of the SFAS No. 123, "Accounting for Equity Incentive."

 Accretion to Redemption Value of Class A Common Stock

   Accretion to redemption value of redeemable Class A Common Stock represents the change in the redemption value of all outstanding Class A Common Stock allocable to each period. The redemption values for all Class A Common shares are based on fair market value and accretion is calculated using the effective interest method (Note 11).

 Comprehensive Income

   In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established reporting and disclosure requirements for comprehensive income and its components within the financial statements. Other than net loss applicable to Common stockholders, the Company had no comprehensive income components for the period from May 31, 1996, to December 31, 1996, and for the years ended December 31, 1997 and 1998.

 Accounting for Derivative Instruments and Hedging Activities

   In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives be recognized at fair value as either assets or liabilities. SFAS No. 133 also requires an entity that elects to apply hedge accounting to establish the method to be used in assessing the effectiveness of the hedging derivatives and the measurement approach for determining the ineffectiveness of the hedge at the inception of the hedge. The methods chosen must be consistent with the entity's approach to managing risk. The standard is effective for the Company's 2000 fiscal year. The Company will adopt SFAS No. 133 during 1999. Adoption of SFAS No. 133 is not expected to have a material effect on the Company based on the Company not currently using derivatives or participating in hedging activities.

 Reclassifications

   Certain prior-year amounts have been reclassified to conform to the fiscal 1998 presentation. These changes had no impact on the Company's previously reported financial position or results of operations.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

3. RELATED-PARTY RECEIVABLES

   As part of the stock purchase agreement (Note 10), executive shareholders, as defined, purchased their Class A Common shares with 90-day promissory notes. The promissory notes are with recourse to each executive and have a prepayment provision without penalty. The notes are secured by a pledge of all Company Common Stock and other assets held by the executives. Interest accrues on a daily basis at a rate equal to the applicable federal rate for obligations of similar duration. These notes were paid in January 1998.

4. LONG-TERM DEBT

   During September, 1997, the Company entered into a credit facility with a bank which provides for, among other things, a committed equipment line of up to a maximum principal amount of $6,000,000. In February, 1998, all amounts outstanding on this credit facility were repaid and the credit facility was terminated.

   In February, 1998, the Company completed its offering of $270 million stated principal amount at maturity of its 12.125% senior discount notes due 2008 (the "Notes"), which resulted in gross proceeds of $150,027,606. The Notes bear interest at the rate of 12.125% per annum (computed on a semiannual Note equivalent basis). In the period prior to February 15, 2003, interest will accrue but will not be payable in cash. From February 15, 2003, interest on the stated principal amount at maturity of the Notes will be payable in cash semiannually on August 15 and February 15 of each year, beginning on August 15, 2003.

   The Notes are senior unsecured obligations of the Company ranking pari passu in right of payment with all other existing and future senior indebtedness of the Company, if any, and will rank senior in right of payment to all existing and future subordinated indebtedness of the Company, if any. Holders of secured indebtedness of the Company, however, will have claims that are prior to the claims of the holders of the Notes with respect to the assets securing such other indebtedness. The Notes will be effectively subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries (including accounts payable).

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

   The Notes indenture contains certain covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness (and, in the case of certain subsidiaries, issue preferred stock), pay dividends or make distributions in respect of the Company's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, incur liens, cause encumbrances or restrictions to exist on the ability of certain subsidiaries to pay dividends or make distributions in respect of their capital stock, issue and sell capital stock of certain subsidiaries, enter into transactions with affiliates, sell assets, or amalgamate, consolidate, merge or sell or otherwise dispose of all or substantially all of their property and assets. These covenants are subject to exceptions and qualifications. The Company is in compliance with these covenants as of December 31, 1998.

   In December, 1998, the Company obtained a secured equipment term loan (the "Facility") from a third party with a maximum borrowing level of $25,000,000. The Facility provides for, among other things, equipment drawdowns through December 30, 1999, and requires repayment based on 60 equal monthly installments of

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES principal and interest for each drawdown. All drawdowns under the Facility bear interest at the five-year swap rate percent plus additional basis points, as defined in the Facility. Total drawdowns of $19,192,809 were outstanding under the Facility as of December 31, 1998. The Facility provides for certain restrictive financial and nonfinancial covenants. Among other things, these covenants require the maintenance of minimum cash flow and revenue levels. The Company was in compliance with these covenants as of December 31, 1998.

   Long-term debt at December 31, 1997 and 1998, consists of the following:

                                                            1997        1998
                                                         ---------- ------------
Credit facility with a bank, maximum borrowing
 level at $6,000,000...................................  $3,480,972 $        --
12.125% senior discount notes due 2008, net of
 unamortized discount of $103,897,016..................         --   166,102,984
Secured equipment term loan, maximum borrowing level at
 $25,000,000...........................................         --    19,192,809
Capital leases on equipment with interest at
 14.66%, $2,327 due monthly through April, 2000........      55,914          --
                                                         ---------- ------------
                                                          3,536,886  185,295,793
Less--Current maturities...............................     943,621    2,887,036
                                                         ---------- ------------
                                                         $2,593,265 $182,408,757
                                                         ========== ============

   Aggregate maturities of long-term debt outstanding as of December 31, 1998, is as follows:

      1999......................................................... $  2,887,036
      2000.........................................................    3,442,991
      2001.........................................................    3,777,502
      2002.........................................................    4,143,053
      2003.........................................................    4,544,309
      Thereafter...................................................  166,500,902
                                                                    ------------
          Total.................................................... $185,295,793
                                                                    ============

5. STOCK OPTIONS

   The Company established the Focal Communications Corporation 1997 Non Qualified Stock Option Plan (the "1997 Plan") effective February 27, 1997. The 1997 Plan is administered by the compensation committee of the Company's Board of Directors (the "Board"). The Board has sole and complete authority to select participants and grant options for the Company's Class A Common shares which shall not exceed 5,260 shares, as defined in the plan. On August 21, 1998, the 1997 Plan was amended and the Board increased the number of shares available for issuance under the 1997 Plan to up to 17,060.

   The Company adopted the Focal Communications Corporation 1998 Equity and Performance Incentive Plan (the "1998 Plan") on August 21, 1998. The Board has sole and complete authority to select participants and grant options, and other equity-based instruments for the Company's Class A Common shares. The total number of shares authorized for issuance pursuant to the 1998 Plan shall not exceed 11,500 shares, and is dependent upon, among other things, the number of shares issued, or reserved for issuance, under the 1997 Plan prior to the consummation of an initial public offering of Common Stock by the Company.

   On August 21, 1998, the Company also adopted the 1998 Equity Plan for Non-Employee Directors of Focal Communications Corporation (the "1998 Non-Employee Plan"). The Board has sole and complete authority to

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES select participants and grant options for the Company's Class A Common shares which shall not exceed 300 shares, as defined in the 1998 Non-Employee Plan.

   The total number of shares available under the amended 1997 Plan, the 1998 Plan and the 1998 Non-Employee Plan shall not exceed 17,060 shares.

   Under the Company's stock option plans, the Board has complete discretion in determining vesting periods and terms of each participant's options granted. The options granted to participants under the Company's stock option plans typically vest at 25% on the first-year anniversary from grant date and vesting at 12.5% every six months for the remainder of vesting years. The term of each option has a life of 10 years. In addition, the plans provide for accelerated vesting upon certain events, as defined.

   The following summarizes option activity:

                                                                      Weighted
                                                                       Average
                                                           Exercise   Exercise
                                                  Shares    Prices     Prices
                                                  ------  ----------- ---------
Outstanding at December 31, 1996.................   --    $      --   $     --
  Granted during 1997............................ 1,222       290-320    296.61
                                                  -----   ----------- ---------
Outstanding at December 31, 1997................. 1,222       290-320    296.61
  Granted during 1998............................ 6,110     335-1,500  1,229.16
  Canceled during 1998...........................  (142)    315-1,500    133.80
                                                  -----   ----------- ---------
Outstanding at December 31, 1998................. 7,190   $290-$1,500 $1,090.06
                                                  =====   =========== =========

   The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                        Options Outstanding              Options Exercisable
                --------------------------------------  -----------------------
                               Weighted
                                Average     Weighted                  Weighted
  Range of                     Remaining     Average                  Average
  Exercise        Options     Contractual   Exercise      Options     Exercise
   Prices       Outstanding      Life         Price     Exercisable    Price
  --------      -----------   -----------   --------    -----------   --------
  $290-$335        1,799          8.6       $  311.01       569         $301
$1,050-$1,500      5,391          9.6        1,350.04       --           --
                   -----          ---       ---------       ---         ----
                   7,190          9.3       $1,090.06       569         $301
                   =====          ===       =========       ===         ====

   The Company utilized the Black-Scholes option pricing model to estimate the fair value of options at the date of grant during 1997 and 1998. Had the Company adopted SFAS No. 123, pro forma net loss applicable to Common stockholders and pro forma basic and diluted net loss per share of Common Stock would have been approximately $(3,010,434) and $(35.68) and $(8,602,554) and $(98.29) for the years ended December 31, 1997 and 1998, respectively. The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, compensation expense is recognized over the vesting period and additional awards may also be granted.

   The Black-Scholes option model estimated the weighted average fair value at the date of grant of options granted in 1997 and 1998 to be approximately $167 and $1,114 per option, respectively. The remaining contractual life of all options was approximately 9 years. Principal assumptions used in applying the Black-Scholes model were as follows:

                                                               1997      1998
                                                             --------- ---------
        Risk-free interest rates............................ 5.6%-6.7% 4.4%-5.6%
        Expected life.......................................  5 years   5 years
        Expected volatility.................................  41.67%    142.03%
        Expected dividend yield.............................    --        --
                                                             ========= =========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6. INCOME TAXES

   There is no current or deferred tax expense for the period from May 31, 1996 (commencement of operations), to December 31, 1996, and for the year ended December 31, 1997. Valuation allowances were provided which offset the tax benefits recorded as deferred tax assets relating primarily to operating loss carryforwards. The state and local taxes, net of the federal tax benefit, and the change in valuation allowances are the only differences between the U.S. federal statutory tax rate and the Company's effective tax rate for these periods.

   For the year ended December 31, 1998, the Company recorded an income tax provision of $4,660,000. Even though the Company is reporting a loss before income taxes, the Company has a positive taxable income and is paying income taxes. This is primarily the result of the nondeductibility, for tax purposes, of the interest accrued on the Company's 12.125% discount Notes. This interest expense is subject to the high yield discount obligation ("HYDO") rules which limits the amount of original issue discount ("OID") which can be deducted in the current taxable period. This interest will become deductible for tax purposes in the period in which the Notes are redeemed or when the interest is paid. The deferred tax consequences related to the interest accrued and other temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income. Management has considered these factors and has concluded that a full valuation allowance for financial reporting purposes is required for the deferred tax assets.

   The income tax provision for the year ended December 31, 1998, consists of the following:

      Current taxes--
        U.S. federal................................................. $4,100,000
        State and local..............................................    560,000
                                                                      ----------
                                                                       4,660,000
                                                                      ----------
      Deferred taxes--
        U.S. federal.................................................        --
        State and local..............................................        --
                                                                      ----------
                                                                             --
                                                                      ----------
          Income tax provision....................................... $4,660,000
                                                                      ==========

   U.S. income tax benefit at the statutory tax rate is reconciled below to the Company's overall provision for income taxes for the year ended December 31, 1998:

      Tax at U.S. federal income tax rate......................... $(1,125,000)
      State and local taxes, net of U.S. federal tax benefit......     560,000
      Noncash compensation expense................................   1,044,000
      Change in valuation allowance...............................   4,005,000
      Other.......................................................    (176,000)
                                                                   -----------
          Provision for income taxes.............................. $ 4,660,000
                                                                   ===========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   The income tax effect of temporary differences comprising the net deferred tax assets and tax liabilities as of December 31, 1997 and 1998, consists of the following:

                                                          1997        1998
                                                        ---------  -----------
      Deferred income tax liabilities--
        Depreciation................................... $(227,000) $(2,331,000)
      Deferred income tax assets--
        Net operating loss carryforwards...............   724,000          --
        Interest on 12.125% discount notes.............       --     6,432,000
        Allowance for doubtful accounts................    17,500      476,000
        Employment related accruals....................   187,500      130,000
                                                        ---------  -----------
                                                          929,000    7,038,000
      Less--Valuation allowance........................  (702,000)  (4,707,000)
                                                        ---------  -----------
          Net deferred tax assets...................... $     --   $       --
                                                        =========  ===========

   The Company has an alternative minimum tax ("AMT") credit carryforward as of December 31, 1998, of approximately $320,000 for tax purposes to offset the Company's future regular federal income tax liability. The AMT benefit has been recorded as an asset due to the uncertainty of its realization. The AMT credit does not expire.

7. LOSS PER SHARE

   SFAS No. 128, "Earnings Per Share," requires the Company to calculate its earnings per share based on basic and diluted earnings per share, as defined. Basic and diluted loss per share for the period from May 31, 1996 (commencement of operations), to December 31, 1996, and for the years ended December 31, 1997 and 1998, was computed by dividing net loss applicable to Common stockholders by the weighted average number of shares of Common Stock (Class A Common Stock and the vested Class B Common Stock).

   The 14,711 Class C Common shares and the Company's 1,222 stock options granted during 1997 are antidilutive and have been excluded from diluted loss per share calculation for the year ended December 31, 1997. The Company's 7,190 stock options granted during 1997 and 1998 are antidilutive and have been excluded from diluted loss per share calculation for the year ended December 31, 1998.

8. EMPLOYEE BENEFIT PLAN

   The Company has a 401(k) Plan (the "Plan") covering substantially all eligible employees. Under the Plan, participants may make pretax contributions from 1% to 15% of eligible earnings, as defined. The Company may elect to contribute to the Plan at its discretion. There have been no Company contributions to the Plan for the period from May 31, 1996, to December 31, 1996, and for the year ended December 31, 1997. In February, 1998, the Company elected to match 30% of the first 10% that an employee contributes to the Plan. The Company's matching contributions totaled approximately $145,000 for the year ended December 31, 1998.

9. COMMITMENTS AND CONTINGENCIES

   Under the terms of various short- and long-term contracts, the Company is obligated to pay office rents and rent for leasing fiber transmission facilities. The Company is obligated to pay office rents with its operations through 2012. The office rent contracts provide for certain scheduled increases and for possible escalation of basic rentals based on a change in the cost of living or on other factors. The Company expects to enter into other contracts for additional office space, other facilities, equipment and maintenance services in the future. A summary of such fixed commitments at December 31, 1998, is as follows:

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

      Year                                                             Amount
      ----                                                           -----------
      1999.......................................................... $ 3,388,548
      2000..........................................................   3,667,922
      2001..........................................................   3,614,522
      2002..........................................................   3,721,598
      2003..........................................................   3,787,627
      Thereafter....................................................  20,438,214
                                                                     -----------
          Total..................................................... $38,618,431
                                                                     ===========

   Rent expense under operating leases for office rent and rent for leasing fiber transmission facilities was approximately $6,488, $651,159 and $1,522,499, respectively, for the period from May 31, 1996, to December 31, 1996, and for the years ended December 31, 1997 and 1998.

   In the ordinary course of business, the Company is involved in various regulatory matters (Note 2), proceedings and claims. In the opinion of the Company's management, the outcome of such proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

10. STOCK PURCHASE AGREEMENT

   On November 27, 1996, the Company entered into a Stock Purchase Agreement (the "Agreement") with Institutional Investors and Executives ("Investors"), as defined. The Agreement resulted in 79,384 shares of Class A Common Stock, par value $.01 per share being issued for an aggregate purchase price of $4 million, and subsequent transactions in which Investors were required to make pro rata contributions to the capital of the Company (with no additional shares being issued) of up to an additional $21.8 million (total investment of up to $25.8 million). Total capital contributions to the Company for the issuance of Class A Common were $4,025,000, $8,275,000 and $13,900,000, respectively, for the period from May 31, 1996, to December 31, 1996, and for the years ended December 31, 1997 and 1998, respectively.

   Subsequent to the closing of the Agreement, the Company sold 77 shares and 846 shares of Class A Common shares to Designees (as defined in the Agreement) of the Institutional Investors, for a total purchase price of $25,000 and $275,000, for the period from May 31, 1996, to December 31, 1996, and for the years ended December 31, 1997, respectively.

   As part of the Agreement, the existing Common Stock held by the Executives was converted into newly issued Class B Common and Class C Common shares (the "Exchange"). The closing of the Exchange and issuance of Class B Common and Class C Common shares took place simultaneously with the initial closing of the issuance of Class A Common shares under the Agreement. In connection with this transaction, compensation expense totaling approximately $5.2 million will be charged to income over the vesting period of the Class B Common shares issued that did not vest immediately. Total compensation expense of $108,333, $1,300,000 and $1,300,000 was recorded for the period from May 31, 1996, to December 31, 1996, and for the years ended December 31, 1997 and 1998, respectively.

   The Company amended certain vesting agreements of the Executives and Institutional Investors on September 30, 1998, which effected the cancellation of 12,711 shares of the Company's Class C Common Stock then outstanding, cancellation of 5,000 shares of the Company's Class A Common Stock held by certain institutional shareholders and the conversion of 2,000 shares of the Company's Class C Common Stock into Class B Common Stock. The new converted Class B Common Stock is subject to certain restrictions, and was issued to the Company's executives (founding shareholders) in satisfaction of the obligations of the Company and such shareholders set forth in certain vesting agreements as defined in the Agreement. In connection with such transactions, compensation expense totaling approximately $4 million will be charged to income over the

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES vesting period of the restricted Class B Common shares issued. Total compensation expense of $1,769,553 was recorded during 1998 relating to this matter. A summary of the Company's Class A, B and C Common Stock is as follows:

   Class A Common--A total of 85,567 shares have been authorized and 80,307 and 75,374 are issued and outstanding as of December 31, 1997 and 1998, respectively. Institutional Investors, as defined, who hold Class A Common shares had the right to put the shares to the Company at fair market value but the Agreement was amended and the put right was replaced by a provision which would require the Company to voluntarily liquidate (Note 11). The Class A Common Stock held by Institutional Investors have demand registration rights; all Class A Common stockholders have voting rights, piggyback registration rights, participate in earnings and dividends and other preference features, as defined.

   Class B Common--A total of 35,000 shares have been authorized and 20,000 and 22,000 shares are issued and outstanding as of December 31, 1997 and 1998, respectively. Class B Common stockholders have demand registration rights, voting rights, piggyback registration rights, participate in earnings and dividends and other preference features, as defined. The Class B Common issued upon the Exchange will vest 20% on the closing of the Agreement and 20% on each of the four anniversaries of the closing date of the Agreement. Accelerated vesting will occur on the dates of certain (as defined) events:
(a) qualified sale of the Company; (b) qualified reorganization; and (c) public offering of the Company's stock. For the Class B Common converted from Class C Common, the Restricted Stock Agreement ("RSA") provides, among other things, vesting of 20% at the closing of the RSA (September 30, 1998), 10%, 15%, 20% and 35% on each of the consecutive anniversaries of the closing of the RSA, respectively, with immediate vesting upon a Change in Control, as defined in the RSA.

   Class C Common--A total of 15,000 shares have been authorized and 14,711 and 0 shares are issued and outstanding as of December 31, 1997 and 1998, respectively. The Company amended certain vesting agreements of the Executives and Institutional Investors on September 30, 1998, which effected the cancellation of 12,711 shares of the Company's Class C Common Stock then outstanding and the conversion of 2,000 shares of the Company's Class C Common Stock into Class B Common Stock.

11. REDEEMABLE COMMON STOCK

   As defined in the Agreement (Note 10), Institutional Investors which hold an aggregate of 78,461 shares of Class A Common shares had the right to put the shares to the Company on or after November 27, 2003, at the greater of the initial purchase price per share of Class A Common owned by the Institutional Investors or fair market value, as defined in the Agreement. On January 23, 1998, the Agreement was amended and the aforementioned put right was replaced by a provision which would allow the Class A Common Institutional Investors, Executive Investors and Designees of Institutional Investors, as defined, to require the Company to voluntarily liquidate. The Institutional Investors at any time and from time to time on or after November 27, 2003, but not after the consummation of a public offering, shall have the right to require the Company to voluntarily liquidate the assets of the Company. Upon receipt of notice of the required liquidation, the Company may elect to purchase all but not less than all of the Institutional Investors' Class A Common shares.

   Although management had not obtained an appraisal of the fair market value of the Company during 1997, certain public equity transactions have occurred within the industry upon which management has based its estimate on the potential redemption value of the aforementioned shares to be $333 per share as of December 31, 1997. The Company recorded accretion totaling $0 and $103,565 for the period from May 31, 1996, to December 31, 1996, and for the year ended December 31, 1997.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid for interest and non-cash investing and financing activities for the period from May 31, 1996 (commencement of operations), to December 31, 1996, and for the years ended December 31, 1997 and 1998, was as follows:

                                                       1996     1997     1998
                                                     -------- -------- --------
Cash paid during the year for interest.............. $    --  $ 94,533 $ 69,079
Fixed assets acquired under capital leases.......... $    --  $ 68,589 $    --
Payments made under capital leases.................. $    --  $ 12,675 $ 51,908
Accretion to redemption value of Class A Common
 Stock.............................................. $    --  $103,565 $    --
Cash paid for income taxes.......................... $    --  $    --  $605,000

13. SEGMENT INFORMATION

   In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is organized primarily on the basis of strategic geographic operating segments that provide telecommunications services in each respective geographic region. The Company has eight strategic geographic operating segments as of December 31, 1998. The eight operating segments have been aggregated into one reportable segment, "Telecommunications Services," for the year and as of December 31, 1998. The Company has two strategic geographic operating segments as of December 31, 1997, and they have been aggregated into one reportable segment, "Telecommunications Services," for the year and as of December 31, 1997. For the period from May 31, 1996, to December 31, 1996, the Company did not separately track its only geographic operating segment from its corporate operations, and it is not practicable to restate its results by operating segment for that period.

   The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company's chief operating decision maker views earnings before interest, taxes, depreciation and amortization ("EBITDA") as the primary measure of profit and loss. The following represents information about revenues and EBITDA which excludes non-cash compensation, total assets and capital expenditures for the Telecommunications Services reportable segment as of and for the years ended December 31, 1997 and 1998:

                                                           1997         1998
                                                        -----------  -----------
      Revenues......................................... $ 4,023,690  $43,531,846
      EBITDA...........................................    (986,815)  15,161,031
      Total assets.....................................  13,006,600   73,436,768
      Capital expenditures.............................  11,655,524   64,229,247
                                                        ===========  ===========

   The following reconciles total segment EBITDA to consolidated net loss before income taxes for the years ended December 31, 1997 and 1998:

                                                        1997          1998
                                                     -----------  ------------
      Total EBITDA for reportable segment........... $  (986,815) $ 15,161,031
      Corporate EBITDA..............................     (31,847)      876,353
      Depreciation and amortization.................    (615,817)   (6,670,986)
      Interest expense..............................    (128,070)  (16,134,373)
      Interest income...............................     195,696     6,528,541
      Noncash compensation..........................  (1,300,000)   (3,069,553)
                                                     -----------  ------------
          Net loss before income taxes.............. $(2,866,853) $ (3,308,987)
                                                     ===========  ============

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   The following reconciles segment total assets to consolidated total assets as of December 31, 1997 and 1998:

                                                          1997         1998
                                                       ----------- ------------
      Total assets for reportable segment............. $13,006,600 $ 73,436,768
      Cash and short-term investments.................   2,037,861  133,307,515
      Other current assets............................      41,864    1,125,124
      Fixed assets, net...............................     828,257    6,740,979
      Other noncurrent assets.........................         --     4,963,894
                                                       ----------- ------------
          Total consolidated assets................... $15,914,582 $219,574,280
                                                       =========== ============

   The Company currently only operates in the United States. Revenues by major customer for the years ended December 31, 1997 and 1998, are as follows:

                                                            1997       1998
                                                         ---------- -----------
      Revenues from major customer A.................... $3,266,853 $25,747,481
      Revenues from major customer B....................        --    6,735,663

14. SELECTED QUARTERLY INFORMATION (UNAUDITED)

                                1st
                              Quarter    2nd Quarter  3rd Quarter  4th Quarter
                             ----------  -----------  -----------  -----------
1997--
  Revenues.................. $      --   $    86,908  $ 1,226,076  $ 2,710,706
  Loss from operations......   (757,521)  (1,145,689)    (786,384)    (244,885)
  Net loss applicable to
   Common stockholders......   (740,492)  (1,119,257)    (791,445)    (319,224)
                             ==========  ===========  ===========  ===========
  Basic and diluted net loss
   per share................ $    (8.87) $    (13.34) $     (9.39) $     (3.72)
                             ==========  ===========  ===========  ===========
1998--
  Revenues.................. $5,102,448  $ 8,078,043  $12,755,293  $17,596,062
  Income from operations....    752,059    1,886,430      418,968    3,239,388
  Net loss applicable to
   Common stockholders......   (341,191)    (583,399)  (4,653,717)  (2,390,680)
                             ==========  ===========  ===========  ===========
  Basic and diluted net loss
   per share................ $    (3.86) $     (6.61) $    (52.73) $    (28.04)
                             ==========  ===========  ===========  ===========

   The Company's net loss applicable to Common stockholders and basic and diluted net loss per share increased significantly in the third quarter of 1998 from the second quarter of 1998 due primarily to the immediate recognition of approximately $1,697,000 of non-cash compensation resulting from the amendment of certain vesting agreements (Note 10). Additionally, the Company determined that it would become liable for income taxes in the third quarter, and a tax provision of approximately $2,197,000 was recorded.

15. SUBSEQUENT EVENT

   On January 6, 1999, the Company entered into a Purchase Agreement (the "Agreement") to acquire network assets and associated infrastructure from Level 3 Communications for $7.7 million, as defined in the Agreement

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Focal Communications Corporation:

   We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Focal Communications Corporation and its Subsidiaries included in this annual report and issued our report thereon dated January 22, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Valuation and Qualifying Accounts, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Chicago, Illinois
January 22, 1999

                                                                     Schedule II

                        FOCAL COMMUNICATIONS CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                             Balance
                             at the
                            Beginning Charged to Charged             Balance at
                             of the    Cost and  to other            the End of
Accounts                     Period    Expense   Accounts Deductions the Period
--------                    --------- ---------- -------- ---------- ----------
1996:
  Allowance for Doubtful
   Accounts................ $    --   $      --    $--     $    --   $      --
1997:
  Allowance for Doubtful
   Accounts................ $    --   $  469,000   $--     $    --   $  469,000
1998:
  Allowance for Doubtful
   Accounts................ $469,000  $1,348,000   $--     $628,000  $1,189,000