Form 10-K/A
period 1998-12-31
FOCAL COMMUNICATIONS CORP
filed 1999-04-07
CIK 1059130

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
   AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark
One)

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-K for the year ended December 31, 1998 as set forth on the pages attached hereto;

   (list of all such items, financial statements, exhibits or other portions amended)

                                    PART II

Item 8--Financial Statements and Supplementary Data

                                   PART III

Item 10--Directors and Executive Officers of the Registrant

                                    PART IV

Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K

   All items included in this amendment on Form 10-K/A other than those listed above are as originally filed in the Registrant's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 31, 1999. The purpose of this amendment is to, among other things, add an electronic copy of Exhibits 4.16, 10.17, 10.33, 10.36 and 21.1, which were previously filed in paper pursuant to a temporary hardship exemption.

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

   We expect the proportion of revenue represented by reciprocal compensation to substantially decrease in the future as a result of the expiration and subsequent renegotiation of our existing interconnection agreements with the ILECs and as a result of our focus on increasing the percentage of our lines that are sold to non-ISP customers. We expect the most significant impact of the reduction in reciprocal compensation to occur during the fourth quarter of 1999, when our existing interconnection agreement with Ameritech Illinois expires. Although we expect to renew our existing interconnection agreements on satisfactory terms, we expect that the new agreements will result in lower negotiated interconnection rates for future reciprocal compensation. Revenues from reciprocal compensation could also decline as a result of adverse judicial or regulatory determinations. See Item 1, "Business--Regulation-- Reciprocal Compensation" and Item 3, "Legal Proceedings."

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

   John A. Edwardson. Mr. Edwardson has served as a director of Focal since February 1999. He has been President and Chief Executive Officer of Borg-Warner Security Corp., a security services company, since March 1999. From 1994 to 1998, Mr. Edwardson was President and Chief Operating Officer of UAL Corporation, the holding company for United Airlines. He previously held executive positions with Ameritech and Northwest Airlines. Mr. Edwardson also serves as a director of Household International, Inc.

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

(3) The exhibits listed below were previously filed with or incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, pursuant to Item 601 of Regulation S-K and are incorporated herein by reference. Exhibits 4.16, 10.17, 10.33, 10.36 and
    21.1 are being filed electronically herewith but were previously filed in paper pursuant to a temporary hardship exemption.

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
      4.16     Amendment No. 3 to Stockholders Agreement with Madison Dearborn
               Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures
               III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and
               Robert C. Taylor, Jr., dated February 16, 1999.

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

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, there unto duly authorized.

                                          Focal Communications Corporation

                                               /s/ Robert C. Taylor, Jr.
                                          By: _________________________________
                                                  Robert C. Taylor, Jr.
                                              President and Chief Executive
                                                         Officer
                                                      April 6, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

             Signature                           Title
             ---------                           -----


   /s/ Robert C. Taylor, Jr.         President, Chief Executive      April 6, 1999
____________________________________  Officer and Director
       Robert C. Taylor, Jr.          (Principal Executive
                                      Officer)

      /s/ John R. Barnicle           Executive Vice President,       April 6, 1999
____________________________________  Chief Operating Officer, and
          John R. Barnicle            Director
 .
      /s/ Joseph A. Beatty           Executive Vice President and    April 6, 1999
____________________________________  Chief Financial Officer
          Joseph A. Beatty            (Principal Financial Officer)

     /s/ Gregory J. Swanson          Controller (Principal           April 6, 1999
____________________________________  Accounting Officer)
         Gregory J. Swanson

   /s/ James E. Crawford, III*       Director                        April 6, 1999
____________________________________
       James E. Crawford, III

     /s/ John A. Edwardson*          Director                        April 6, 1999
____________________________________
         John A. Edwardson

      /s/ Paul J. Finnegan*          Director                        April 6, 1999
____________________________________
          Paul J. Finnegan

     /s/ Richard D. Frisbie*         Director                        April 6, 1999
____________________________________
         Richard D. Frisbie

    /s/ James N. Perry, Jr.*         Director                        April 6, 1999
____________________________________
        James N. Perry, Jr.
      /s/ Paul G. Yovovich*          Director                        April 6, 1999
____________________________________
          Paul G. Yovovich

--------
*Signed by Joseph A. Beatty pursuant to a power of attorney previously filed with the Commission.

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

 Stock-Based Compensation

   The Company has chosen to account for all stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, the exercise price of the employee stock options equals the fair value of the underlying stock on the date of grant and no compensation expense is recorded. The Company has adopted the disclosure only provisions of the SFAS No. 123, "Accounting for Stock-Based Compensation."

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
                                                                      ----------
                                                                             --
                                                                      ----------
          Income tax provision....................................... $4,660,000
                                                                      ==========

   U.S. income tax benefit at the statutory tax rate is reconciled below to the Company's overall provision for income taxes for the year ended December 31, 1998:

      Tax at U.S. federal income tax rate......................... $(1,125,000)
      State and local taxes, net of U.S. federal tax benefit......     560,000
      Noncash compensation expense................................   1,044,000
      Change in valuation allowance...............................   4,005,000
      Other.......................................................     176,000
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
                                                        =========  ===========

   The Company has an alternative minimum tax ("AMT") credit carryforward as of December 31, 1998, of approximately $320,000 for tax purposes to offset the Company's future regular federal income tax liability. The AMT benefit has not been recorded as an asset due to the uncertainty of its realization. The AMT credit does not expire.

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