Form 10-Q
period 1999-03-31
FOCAL COMMUNICATIONS CORP
filed 1999-05-07
CIK 1059130

     As filed with the Securities and Exchange Commission on May 7, 1999


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

                            Commission file number
                                   333-49397

                       Focal Communications Corporation
            (Exact name of registrant as specified in its charter)


                                   Delaware
                           (State of incorporation)

                                  36-4167094
                     (IRS Employer Identification Number)


                             200 N. LaSalle Street
                                  Suite 1100
                               Chicago, IL 60601
                   (Address of principal executive offices)

                                (312) 895-8400
                        (Registrant's telephone number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes   X      No
                                    -----  -----

     The number of shares outstanding of the issuer's common stock, as of May 1, 1999:

                 Common stock ($.01 par value)  97,764 shares

                                     INDEX

                                                                                                               Page
                                                                                                               ----

PART I--FINANCIAL INFORMATION                                                                                    -

Item 1.          Financial Statements (Unaudited)

                 Consolidated Statements of Operations -- Three months ended March 31, 1999 and 1998......       3

                 Consolidated Balance Sheets -- March 31, 1999 and December 31, 1998......................       4

                 Consolidated Statements of Cash Flows -- Three months ended March 31, 1999 and 1998......       5

                 Condensed Notes to Unaudited Interim Consolidated Financial Statements...................       6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations....      11

Item 3.          Quantitative and Qualitative Disclosures About Market Risk...............................      15


PART II--OTHER INFORMATION

Item 1.          Legal Proceedings........................................................................      16

Item 2.          Changes in Securities and Use of Proceeds................................................      17

Item 4.          Submission of Matters to a Vote of Security Holders......................................      17

Item 6.          Exhibits and Reports on Form 8-K.........................................................      18

SIGNATURES................................................................................................      22

                         Part I--Financial Information

Item 1. Financial Statements


               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   For the three months
                                                                                   --------------------
                                                                                      ended March 31,
                                                                                      ---------------
                                                                                 1999               1998
                                                                              -----------        -----------
REVENUES.........................................................             $26,003,897        $ 5,102,448

EXPENSES:

   Customer service and network operations.......................              10,369,319          1,826,893

   Selling, general and administrative...........................               5,665,896          1,307,625

   Depreciation and amortization.................................               4,026,750            890,871

   Non-cash compensation expense.................................                 397,410            325,000
                                                                              -----------        -----------
       Total operating expenses..................................              20,459,375          4,350,389
                                                                              -----------        -----------
       Operating Income..........................................               5,544,522            752,059
                                                                              -----------        -----------
OTHER INCOME (EXPENSE):

   Interest income...............................................               1,306,082          1,015,902

   Interest expense..............................................              (5,403,584)        (2,109,152)
                                                                              -----------        -----------
   Total Other Expense...........................................              (4,097,502)        (1,093,250)

NET INCOME(LOSS).................................................             $ 1,447,020        $  (341,191)
                                                                              ===========        ===========

BASIC NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK....................................................            $  16.46           $  (3.86)
                                                                                 ========           ========

DILUTED NET INCOME (LOSS) PER SHARE
  OF COMMON STOCK....................................................            $  14.44           $  (3.86)
                                                                                 ========           ========

BASIC WEIGHTED AVERAGE NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING........................................              87,922             88,307
                                                                                 ========           ========

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING........................................             100,208             88,307
                                                                                 ========           ========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     March 31, 1999 and December 31, 1998

                                                                                March 31, 1999     December 31, 1998
                                                                                --------------     -----------------
ASSETS
------

CURRENT ASSETS:

   Cash and cash equivalents................................................       $106,598,881        $126,041,001

   Short-term investments...................................................          7,460,850           7,959,940

   Accounts receivable, trade (net of allowance for doubtful accounts of
     $1,960,000 and $1,189,000 at March 31, 1999 and
     December 31, 1998, respectively).......................................         15,975,803           9,792,532
   Other current assets.....................................................          1,149,104             843,793
                                                                                   ------------        ------------
       Total current assets.................................................        131,184,638         144,637,266

FIXED ASSETS, at cost:......................................................        100,595,860          76,119,650
   Less--Accumulated depreciation and Amortization  ........................          9,872,098           6,146,530
                                                                                   ------------        ------------
       Fixed assets, net....................................................         90,723,762          69,973,120

   Other Non-Current Assets (net)...........................................          4,662,711           4,963,894

                                                                                   $226,571,111        $219,574,280
                                                                                   ============        ============


                                                                                March 31, 1999     December 31, 1998
                                                                                --------------     -----------------
LIABILITY AND STOCKHOLDERS' EQUITY
----------------------------------


CURRENT LIABILITIES:

  Accounts payable.......................................................          $  5,152,815        $  8,365,470

  Accrued liabilities....................................................             2,513,581           1,941,377

  Income taxes payable...................................................                    --           4,055,000

  Current maturities of long-term debt...................................             4,108,935           2,887,036
                                                                                   ------------        ------------
     Total current liabilities...........................................            11,775,331          17,248,883

LONG-TERM DEBT, net of current maturities................................           191,436,957         182,408,757
                                                                                   ------------        ------------

OTHER NONCURRENT LIABILITIES.............................................             1,644,128             588,228
                                                                                   ------------        ------------

STOCKHOLDERS' EQUITY:
  Common Stock, Class A, $.01 par value, 100,000 shares authorized,
    75,746 and 75,374 issued and outstanding at March 31, 1999 and
    December 31, 1998....................................................                   757                 753


  Common Stock, Class B, $.01 par value; 35,000 shares authorized,
    22,000 shares issued at March 31, 1999 and December 31, 1998.........                   220                 220
  Additional paid-in capital  ...........................................            35,955,194          35,413,345

  Deferred compensation  ................................................            (4,339,022)         (4,736,432)

  Accumulated deficit  ..................................................            (9,902,454)        (11,349,474)
                                                                                   ------------        ------------
     Total stockholders' equity   .......................................            21,714,695          19,328,412
                                                                                   ------------        ------------
                                                                                   $226,571,111        $219,574,280
                                                                                   ============        ============

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For three  months ended
                                                                           -----------------------------
                                                                                     March 31,
                                                                           -----------------------------
                                                                               1999              1998
                                                                           ------------      -----------
Cash Flows From Operating Activities:

Net Income (loss)........................................................  $  1,447,020      $  (341,191)

Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities-
     Depreciation and amortization.......................................     4,026,750          890,871

     Deferred lease costs................................................       389,234           89,741

     Deferred compensation...............................................       397,410          325,000

     Amortization of discount on Senior Discount Notes...................     4,952,327        2,062,174

     Provision for losses on accounts receivable.........................     1,145,000          577,000

     Changes in operating assets and liabilities-

        Accounts receivable..............................................    (7,328,271)      (3,418,065)

        Related-party receivables........................................            --          (85,466)

        Other current assets.............................................      (305,311)        (238,072)
        Accounts payable and accrued liabilities.........................    (2,640,451)       3,883,263

        Income taxes payable.............................................    (4,055,000)              --

        Other non-curent liabilities.....................................       666,666               --
                                                                           ------------     ------------

           Net cash provided by(used in) operating activities............    (1,304,626)       3,745,255
                                                                           ------------     ------------
Cash Flows From Investing Activities:

     Capital expenditures................................................   (24,476,209)      (7,593,061)

     Change in short-term investments....................................       499,090               --
                                                                           ------------      -----------
           Net cash used in investing activities.........................   (23,977,119)      (7,593,061)
                                                                           ------------      -----------
Cash Flow From Financing Activities:

     Proceeds from issuance of long-term debt............................     5,807,191      144,083,351

     Payments on long-term debt..........................................      (509,419)      (3,533,153)

     Proceeds from the issuance of Class A Common Stock..................       541,853       13,800,000
                                                                           ------------     ------------

           Net cash provided by financing activities.....................     5,839,625      154,350,198
                                                                           ------------     ------------

Net Increase (Decrease) In Cash And Cash Equivalents.....................   (19,442,120)     150,502,392

Cash and Cash Equivalents, beginning of period...........................   126,041,001        2,256,552
                                                                           ------------     ------------

Cash and Cash Equivalents, end of period.................................  $106,598,881     $152,758,944
                                                                           ============     ============

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

    CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                       Three months ended March 31, 1999

1.   Basis of Presentation

  The accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which management believes are necessary to present fairly the financial position, results of operations, and cash flows for Focal Communications Corporation and Subsidiaries (the "Company") for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999, as amended by Form 10-K/A filed on April 7, 1999. The consolidated balance sheet at December 31, 1998 included herein was derived from the Company's audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles.

2.  Risks and Uncertainties

     Reciprocal compensation payments are amounts paid by one carrier to send particular traffic to another carrier's network. Reciprocal compensation is currently a significant component of the Company's total revenues representing approximately 73% and 77% of our total revenues for the three month periods ended March 31, 1999 and 1998, respectively.

     One carrier is disputing its obligation to pay some of the reciprocal compensation owed to the Company. Although this dispute was ruled on in favor of the Company by the Illinois Commerce Commission in March 1998 and by a federal court in July 1998, it is currently subject to appeal. Substantially all of the disputed amounts have been collected. There is a risk that prior decisions and any future appeal regarding the settlement of this dispute in favor of the Company could be revisited, which could allow the carrier to obtain a refund of prior reciprocal compensation payments.

     As a result of several trends in our business and the current regulatory environment, the Company expects revenues from reciprocal compensation to decline significantly. A reduction in or elimination of revenues attributable to reciprocal compensation which is not offset by increases in other revenues generated by the Company may have a material adverse effect on the Company.

3.   Property and Equipment

  Property and equipment consist of the following:

                                       March 31,          December 31,
                                   ------------------  ------------------
                                          1999                1998
                                   ------------------  ------------------
      Buildings and improvements      $  2,350,000         $ 2,350,000
      Communications Network            57,015,325          44,774,965
      Construction in progress          23,496,685          15,103,564
      Computer Equipment                 4,550,282           3,503,512
      Leasehold Improvements            11,089,518           8,577,724

      Furniture and fixtures.........     2,041,502           1,790,596
      Motor vehicles.................        52,548              19,289
                                       ------------         -----------
                                        100,595,860          76,119,650
      Less--Accumulated Depreciation
       and Amortization..............     9,872,098           6,146,530
                                       ------------         -----------
                                       $ 90,723,762         $69,973,120
                                       ============         ===========

4.   Debt

  Long-term debt consists of the following:

                                                                          March 31,      December 31,
                                                                       ---------------  --------------
                                                                            1999             1998
                                                                       ---------------  --------------
      12.125% senior discount notes due 2008, net of
        unamortized Discount of $98,944,689 and $103,897,016
         at March 31, 1999 and December 31, 1998, respectively.......     $171,055,311    $166,102,984

      Secured equipment term loan, maximum borrowing level at........       24,490,581      19,192,809
       $25,000,000...................................................  ---------------    ------------
                                                                           195,545,892     185,295,793
      Less--current maturities.......................................        4,108,935       2,887,036
                                                                          ------------    ------------
                                                                          $191,436,957    $182,408,757
                                                                          ============    ============

In December, 1998, the Company obtained a secured equipment term loan (the "Facility") from a third party with a maximum borrowing level of $25,000,000. The Facility provides for, among other things, equipment drawdowns through December 30, 1999, and requires repayment based on 60 equal monthly installments of principal and interest for each drawdown. All drawdowns under the Facility bear interest at the five-year swap rate percent plus additional basis points, as defined in the Facility. Total drawdowns of $24,490,581 and $19,192,809 were outstanding under the Facility as of March 31, 1999 and December 31, 1998, respectively. The Facility provides for certain restrictive financial and nonfinancial covenants. Among other things, these covenants require the maintenance of minimum cash flow and revenue levels. The Company was in compliance with these covenants as of December 31, 1998 and March 31, 1999.

In April 1999, the Company amended the Facility to provide a maximum borrowing level of $50 million.

5.   Earnings Per Share

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 ''Earnings Per Share''. SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations to basic earnings per share and diluted earnings per share. Basic earnings per common share are based on the average quarterly weighted average number of shares of common stock outstanding. This calculation includes all Class A shares and the vested portion of the Class B shares. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options and unvested class B Common shares. Since the adjustments required for the calculation of diluted weighted average common shares outstanding are anti-dilutive, this calculation has been excluded from the loss per share calculation for the first quarter of 1998. Under the requirements of SFAS No. 128 the Company's basic and diluted weighted average number of shares outstanding at March 31, 1999 and 1998 is as follows:

                                                  March 31,     March 31,
                                                 ------------  ------------
                                                     1999          1998
                                                 ------------  ------------
       Basic Weighted Average Number of Common
        Shares Outstanding......................     87,922        88,307
       Dilutive Stock Options and unvested
        Class B common stock....................     12,286        13,304
                                                    -------       -------
      Dilutive Weighted Average Number of
        Common Shares Outstanding...............    100,208       101,611
                                                    =======       =======

  Diluted weighted average common shares outstanding are anti-dilutive and have been excluded from the loss per share calculation for the first quarter of 1998.

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

  A summary of such fixed commitments at March 31, 1999 is as follows:

                          Year                           Amount
                          ----                           ------
                          1999                         $4,110,359
                          2000                          5,820,645

                     2001            .          5,677,135
                     2002            .          5,795,391
                     2003            .          5,876,725
                     Thereafter      .         29,440,140
                                              -----------
                                              $56,720,395
                                              ===========

     On March 25, 1999, the Company amended its product purchase agreement with a vendor, which provides for, among other things, a minimum commitment to purchase $25 million in communications network equipment every 12 months, or an aggregate over the term of the agreement of $75 million, at pre-established prices.

     In April and May of 1999, the Company entered into two agreements for the rights of use for fiber transport capacity with a combined total minimum commitment of $87.9 million (Note 9).

7.   Stock Options

     The Company has chosen to account for stock based compensation using the intrinsic value method prescribed in Accounting Principals Board Opinion
("APB") No. 25, "Accounting for Stock Issued To Employees." Accordingly, no compensation expense has been recorded for its stock option awards, but rather, the Company has determined the pro forma net loss amount for the first quarter of 1999 as if compensation expense had been recorded for options granted during 1998 and the first quarter of 1999 under the fair value method described in SFAS No. 123, "Accounting for Stock-Based Compensation."

     The Company utilizes the Black-Scholes option pricing model to estimate the fair value of options at the date of grant. Had the Company adopted SFAS No. 123, pro forma net income applicable to common stockholders and pro forma basic and diluted net income per share of common stock would have been approximately $936,000 and $10.65 and $9.34, respectively, for the quarter ended March 31, 1999.

     The Black-Scholes option model estimated the weighted average fair value at the date of grant of options granted for the three months ended March 31, 1999 to be approximately $1,113 per option. Principal assumptions used in applying the Black-Scholes model were as follows:


                                               For the
                                             Three Months
                                                Ended
                                               March 31,
                                                 1999
                                             ------------
Risk-free interest rates...................       4.57%
Expected life..............................    5 years
Expected volatility........................      87.29%
Expected dividend yield....................         --
                                               =======

     The following summarizes option activity:

                                                                                               Weighted
                                                                    Shares of                   Average
                                                                     Class A      Exercise     Exercise
                                                                      Common       Prices        Price
                                                                    ---------   ------------   ---------
         Outstanding at December 31, 1998........................     7,190     $ 290-$1,500      $1,090
         Activity for the three months ended March 31, 1999:
            Options Granted......................................     1,034     $      1,575   $   1,575
            Options Exercised....................................       (72)       290-1,500         962
            Options Canceled....................................       (30)     1,500-1,575       1,530
                                                                      -----     ------------   ---------
         Outstanding at March 31, 1999...........................     8,122     $  290-1,575   $   1,165
                                                                      =====     ============   =========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     The following table summarizes information about fixed stock options outstanding at March 31, 1999:


                                            Options Outstanding                  Options Exercisable
                                  ----------------------------------------     ------------------------
                                                   Weighted
                                                    Average       Weighted                     Weighted
                                                   Remaining       Average                     Average
                                    Options       Contractual     Exercise       Options       Exercise
Range of Exercise Prices          Outstanding        Life           Price      Exercisable      Price
------------------------          -----------     -----------     --------     -----------     --------
$290-$335                            1,767            8.3          $  311           596         $  307
$1,050-$1,575                        6,355            9.4           1,384           494          1,504
                                     -----            ---          ------         -----         ------
At March 31, 1999                    8,122            9.4          $1,165         1,090         $  850
                                     =====            ===          ======         =====         ======

8.   SEGMENT INFORMATION

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is organized primarily on the basis of strategic geographic operating segments that provide communications services in each respective geographic region. All of the Company's geographic operating segments have been aggregated into one reportable segment, "Communications Services," as of and for the three months ended March 31, 1999 and 1998.

     The Company's chief operating decision maker views earnings before interest, taxes, depreciation and amortization ("EBITDA") as the primary measure of profit and loss. The following represents information about revenues and EBITDA (which excludes non-cash compensation), total assets and capital expenditures for the Communications Services reportable segment as of and for the year ended December 31, 1998, and the three months ended March 31, 1999 and 1998:


                                                 March 31,     December 31,
                                                   1999            1998
                                                -----------    ------------
     Revenues.................................  $26,003,897    $43,531,846
     EBITDA...................................   10,000,062     15,161,031
     Total assets.............................   94,287,205     73,436,768
     Capital expenditures.....................   24,476,209     64,229,247
                                                ===========    ===========

     The following reconciles total segment EBITDA to consolidated net income
(loss) before income taxes for the three months ended March 31, 1999 and 1998:

                                                Three months    Three months
                                                   ended           ended
                                               March 31, 1999  March 31, 1998
                                               --------------  --------------
     Total EBITDA for reportable segment......  $10,000,062      $ 1,851,736
     Corporate EBITDA.........................      (31,380)         116,194
     Depreciation and amortization............   (4,026,750)        (890,871)
     Interest expense.........................   (5,403,584)      (2,109,152)
     Interest income..........................    1,306,082        1,015,902
     Non-cash compensation....................     (397,410)        (325,000)
                                                -----------      -----------
       Net income (loss) before income taxes..  $ 1,447,020      $  (341,191)
                                                ===========      ===========

     The following reconciles segment total assets to consolidated total assets as of March 31, 1999 and 1998:

                                                 March 31,       December 31,
                                                   1999              1998
                                                -----------      ------------
     Total assets for reportable segment......  $ 94,287,205     $ 73,436,768
     Cash, cash equivalents and short-term
       investments............................   114,059,731      133,307,515
     Other current assets.....................       199,235        1,125,124
     Fixed assets, net........................    13,362,229        6,740,979
     Other noncurrent assets..................     4,662,711        4,963,894
                                                ------------     ------------
       Total consolidated assets..............  $226,571,111     $219,574,280
                                                ============     ============

     The Company currently only operates in the United States. Revenues by major customer for the three months ended March 31, 1999 and 1998, are as follows:

                                                Three months    Three months
                                                   ended           ended
                                               March 31, 1999  March 31, 1998
                                               --------------  --------------
     Revenues from major customer A...........  $13,265,330      $  3,694,508
     Revenues from major customer B...........  $ 5,761,531      $     --
                                                ============     ============

         CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL
                            STATEMENTS--(Continued)

9.   Subsequent Events

     On April 15, 1999, the Company amended the Facility to increase the maximum borrowing level from $25 million to $50 million.

     On April 28, 1999, the Company signed an agreement for the acquisition of indefeasible rights of use for fiber transport capacity for a minimum of 8,300 fiber miles. The term of the agreement is 20 years and the total minimum commitment is approximately $17.9 million. The agreement requires an initial payment of approximately $3.6 million in the second quarter of 1999.

     On May 4, 1999, the Company signed an agreement with another carrier for the lease of fiber transport capacity for a five year term and a minimum commitment of $70 million. The Company has committed to $10 million in year one; $13.2 million in year 2; and $15.6 million for each of the remaining three years of the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     General. We provide data, voice and colocation services to large, communications-intensive users in major cities. We began operations in 1996 and initiated service first in Chicago in May 1997. We currently serve a total of 12 markets, which encompass a total of 31 metropolitan statistical areas, or MSAs, and plan to serve 16 markets, or 42 MSAs, by the end of 1999 and 20 markets, or 50 MSAs, by the end of 2000. We believe our market expansion will allow us to reach a critical mass of geographic coverage and service capability for our target customer base of communications-intensive users. As of March 31, 1999, we had sold 85,329 access lines, of which 70,572 were installed and in service.

     Our operating results are expected to change over the next 15 months as a result of several trends in our business and in the regulatory environment. First, we anticipate that the mix of lines we sell will shift from being dominated by ISP customer lines to being more evenly balanced among ISP, corporate and VAR customer lines due to expanded marketing efforts. Second, we expect our revenue from and margin on ISP lines to decline as our interconnection agreements in each state in which we operate come up for renewal. In response to these trends, we intend to emphasize the sale of new products that leverage our network to maximize revenues per line and operating margins. These products include high-speed access to the Internet and LANs using DSL technology. Third, our continued expansion may result in negative operating cash flow and operating losses for a period of time. If this occurs, we expect to again produce positive operating cash flows once these trends stabilize and operating activities in our newer markets are established and mature. If, however, these trends do not stabilize or our operating activities are not established or do not mature as expected, we may continue to sustain negative operating cash flow and net losses.

     Revenue. Our revenue is comprised of monthly recurring charges, usage charges and initial, non-recurring charges. Monthly recurring charges include the fees paid by our customers for lines in service, additional features on those lines, and colocation space. Monthly recurring charges are derived only from end user customers. Usage charges consist of fees paid by end users for each call made, fees paid by the ILEC and other CLECs as reciprocal compensation, and access charges paid by the IXCs for long distance traffic that we originate and terminate. Non-recurring revenues are typically derived from fees charged to install new customer lines.

     We earn reciprocal compensation revenue for calls made by customers of another local exchange carrier to our customers. Conversely, we incur reciprocal compensation expense to other local exchange carriers for calls by our customers to their customers. Reciprocal compensation has historically been a significant component of our total revenue due to the preponderance of inbound applications utilized by our customers. Reciprocal compensation represented approximately 73% and 77% of total revenues for the three months ended March 31, 1999 and 1998, respectively.

     We expect the proportion of revenues represented by reciprocal compensation to substantially decrease in the future as a result of the expiration and subsequent renegotiation of our existing interconnection agreements with the ILECs and as a result of our focus on increasing the percentage of our lines that are sold to non-ISP customers. We expect the most significant impact of the reduction in reciprocal compensation to occur when our existing interconnection agreement with Ameritech Illinois, which expires during the fourth quarter of 1999, is renegotiated. Although we expect to renew our existing interconnection agreements on satisfactory terms, we expect that the new agreements will result in lower negotiated interconnection rates for future reciprocal compensation. Revenues from reciprocal compensation could also decline as a result of adverse judicial or regulatory determinations.

     Operating Expenses. Our operating expenses are categorized as customer service and network operations, selling, general and administrative, depreciation and amortization, and non-cash compensation expense. Settlement costs are a significant portion of customer service and network operations expense and are comprised of leased transport charges and reciprocal compensation payments. Leased transport charges are the lease payments we make for the use of fiber transport facilities connecting our customers to our switches and for our connection to the ILECs' and other CLECs' networks. Our strategy of initially leasing rather than building our own fiber transport facilities has resulted in our cost of service being a significant component of total costs. To date, we have been successful in negotiating lease agreements that match the duration of our customer contracts, thereby allowing us to avoid the risk of incurring expenses associated with transport facilities that are not being used by revenue generating customers.

     Historically leasing rather than building our transport network has resulted in capital expenditures which we believe are lower than those of CLECs of similar size that own their fiber networks. Our capital expenditures have been driven by customer service demands and projected near-term revenue streams from our established markets. In addition, we believe that the percentage of these "success-based" capital expenditures is higher than those of fiber-based CLECs. In contrast, we incur operating expenses for leased facilities that are proportionately higher than those incurred by fiber-based CLECs. The margin impact of these higher, anticipated operating expenses is expected to be mitigated, in part, by a higher revenue per line, which we anticipate as a result of our focus on communications-intensive users. In April and May of 1999, we entered into a number of agreements to use fiber transport facilities for a combined minimum commitment of $87.9 million over five years. See Note 9 to Unaudited Interim Consolidated Financial Statements. These commitments will result in increased operating expenses for future periods, which we believe should be more than offset by future revenues associated with new services made possible, in part, by these agreements.

     Our business plan contemplates selected purchases of our own local fiber transport capacity to support our customer network and service demands. We expect that our purchase of local fiber transport capacity as part of developing our hybrid network will partially mitigate the increase in transport expense previously discussed.

     Other customer service and network operations expense consists of the costs of operating our network and the costs of providing customer care activities. Major components include wages, rent, power, equipment maintenance, supplies and contract employees.

     Selling, general and administrative expense consists of sales force compensation and promotional expenses as well as the cost of corporate activities related to regulatory, finance, human resources, legal, executive, and other administrative activities. We expect our selling, general and administrative expense to be lower as a percentage of revenue than that of our competitors because we have relatively high sales productivity associated with our strategy of serving communications-intensive customers. These customers generally utilize a large number of switched access lines relative to the average business customer, resulting in more revenue per sale. Further, fewer sales representatives are required to service the relatively smaller number of communications-intensive customers in a given region.

     We record monthly non-cash compensation expense related to shares issued to some of our executive officers in November 1996, and in connection with the September 30, 1998 amendments to vesting agreements with some of our executive officers. We will continue to record non-cash compensation expense in future periods relating to these events through the third quarter of 2002.


Quarterly Results

     The following table sets forth unaudited financial, operating and statistical data for each of the specified quarters of 1998 and 1999. The unaudited quarterly financial information has been prepared on the same basis as our Consolidated Financial Statements and, in our opinion, contains all normal recurring adjustments necessary to fairly state this information. The operating results for any quarter are not necessarily indicative of results for any future period.

                                              1998                             1999
                          ------------------------------------------------  -----------
                            First       Second       Third       Fourth        First
                           Quarter     Quarter      Quarter      Quarter      Quarter
                          ----------  ----------  -----------  -----------  -----------
Revenues................  $5,102,448  $8,078,043  $12,755,293  $17,596,062  $26,003,897
EBITDA..................  $1,967,930  $3,326,828   $4,348,713  $ 6,393,913  $ 9,968,682
Lines sold to date......      21,082      30,385       41,316       68,184       85,329
Lines in service to
 date(1)................      14,528      24,357       33,188       52,011       70,572
Estimated data lines (%
 of installed lines)....          83%         81%          69%          71%          71%
Lines on switch (%).....         100%        100%         100%         100%         100%
Customer lines colocated
 (%)....................         N/A         N/A          N/A          N/A           48%
ILEC central offices
 interconnected.........         N/A         249          297          340          443
ILEC central office
 colocations in service
 and under development..           0           0            0            0           23
Average monthly revenue
 per line...............        $155        $139         $148         $138         $141
Quarterly minutes of use
 switched (in millions).         402         683        1,039        1,444        2,033
Markets in operation....           2           2            6           10           12
MSAs served.............           6           6           13           29           31
Switches operational....           2           2            4            6            7
Focal customer
 colocation space in
 service (square feet)..         N/A       2,938        9,882       23,302       29,282
Capital expenditures (in
 millions)..............          $8         $13          $24          $21          $24
Employees...............          82         131          186          233          312

--------
(1) Does not include approximately 12,000 access lines in Boston that are being managed by us on behalf of Level 3 Communications as a result of our purchase of Level 3's switch in January of 1999. These lines are expected to eventually migrate to Level 3's network.

     Although we have generated positive EBITDA in the most recent six quarters, we anticipate that as a result of the recent operating and regulatory trends described above, we may experience negative EBITDA for a period of time until these trends stabilize and operating activities in our newer markets mature.

 Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Total revenues for the three months ended March 31, 1999 were $26.0 million compared to $5.1 million for the three months ended March 31, 1998. This $20.9 million increase is primarily due to our rapid growth in our Chicago and New York markets. Customer service and network operations expenses totaled $10.4 million for the first quarter of 1999 compared to $1.8 million for the first quarter of 1998. This increase resulted from our rapid expansion and related costs for leased facilities, usage settlements, customer care and operational personnel, equipment maintenance and other operating expenses. Selling, general and administrative expense also increased due to our expansion from $1.3 million during the three months ended March 31, 1998 to $5.7 million during the most recent three month period. Similarly, depreciation and amortization increased from $0.9 million to $4.0 million in the comparative periods as a result of a significant increase in the level of fixed assets we put into service between April 1, 1998 and March 31, 1999. Non-cash compensation expense was $0.4 million for the first quarter of 1999 compared to $0.3 million for the first quarter of 1998. The increase in non-cash compensation expense is the result of the September 30, 1998 amendments of vesting agreements with some of our executive officers.

     Interest income increased from $1.0 million in the three months ended March 31, 1998, to $1.3 million in the three months ended March 31, 1999 due to our receiving interest income from the Notes proceeds for only half of the first quarter of 1998. Interest expense increased from $2.1 million in the first quarter of 1998 to $5.4 million in the first quarter of 1999. This increase is due to an additional $2.9 million of amortization of our Notes and $0.4 million of interest expense on our secured equipment term loan that was entered into during December 1998. Interest on the Notes is not payable in cash until August 2003.

Liquidity and Capital Resources

     We intend to continue to increase our coverage of major U.S. cities by expanding our services to four additional markets in 1999 and another four markets in 2000. This business plan will require that we expand our existing networks and services, deploy our own fiber capacity in a majority of our markets and fund our initial operating losses. We will require significant capital to fund the purchase and installation of telecommunications switches, equipment, infrastructure and fiber facilities and/or long-term rights to use fiber transport capacity. The implementation of this plan requires significant capital expenditures, a substantial portion of which will be incurred before significant related revenues from our new markets are expected to be realized. These expenditures, together with associated early operating expenses, may result in our having substantial negative operating cash flow and substantial net operating losses for the foreseeable future, including in 1999 and 2000. Although we believe that our cost estimates and the scope and timing of our build-out are reasonable, we cannot assure you that actual costs or the timing of the expenditures, or that the scope and timing of our build-out, will be consistent with current estimates.

     Our capital expenditures were approximately $24.5 million for the first quarter of 1999, primarily reflecting capital spending for the build-out of our planned markets, including the $7.7 million acquisition of network assets and associated infrastructure from Level 3 Communications for our Boston market. We estimate that our capital expenditures in connection with our business plan will be approximately $125 million for the remainder of 1999. The 1999 expenditures are expected to be made primarily for the build-out of additional markets, the expansion of our existing markets and services, including high-speed data services, and the purchase of local fiber transport capacity in a majority of our markets.

     We estimate that the implementation of our business plan, as currently contemplated, including the remaining 1999 capital expenditures previously described, operating losses in newer markets and working capital needs, will require approximately $230 million from April 1, 1999 through the third quarter of 2000. We plan to fund these capital requirements with cash, cash equivalents and short-term investments currently on hand, borrowing capacity under our $50 million equipment term loan facility (described below), anticipated cash flows from future operations and the net proceeds from potential future equity or debt offerings.

     Our business plan, and our expectations of our future capital requirements and cash flows from operations, are based on current estimates. Our actual capital expenditures and cash flows could differ significantly from these estimates. If we require additional capital to complete our budgeted expansion or if customer demand significantly differs from our current expectations, our funding needs may increase. In addition, we may be unable to produce sufficient cash flows from ongoing operations or net proceeds from equity or debt financings to fund our business plan and future growth. This would require us to alter our business plan, including delaying or abandoning our future expansion or spending plans, which could have a material adverse effect on our business. In addition, we may elect to pursue other attractive business opportunities, including accelerating the pace or expanding the geographic scope of our build-out, that could require additional capital investments in our networks. If any of these events were to happen, we could incur additional borrowings, issue additional debt or equity securities or enter into joint ventures.

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

     Net cash used in operating activities for the three months ended March 31, 1999 was $1.3 million, a decrease of $5.0 million from the same period in 1998. This decrease is primarily the result of the $3.7 million in income taxes we paid during the first quarter of 1999 and the increase in the change in accounts receivable between comparable periods totaling $3.3 million, which was offset by increased depreciation and amortization of $3.1 million during the first quarter of 1999. Net cash used in investing activities for the first quarter of 1999 was $24.0 million compared to $7.6 million in the first quarter of 1998. This increase of $16.4 million from the first quarter of 1998 is primarily due to our build-out of additional markets and includes the $7.7 million acquisition of network assets and associated infrastructure from Level 3 Communications for our Boston market. Net cash provided by financing activities for the first quarter of 1999 was $5.8 million, a decrease of $148.5 million from the first quarter of 1998. This decrease is primarily the result of our receipt of $144.1 million in net proceeds from the issuance of the Notes during the first quarter of 1998.

     Our Credit Agreement provides that NTFC Capital Corporation will make term loans to us in an aggregate principal amount of up to $50 million. These loans are to be used solely for the purchase of telecommunications equipment and related software licenses. To secure the loans, we have granted a security interest in the assets acquired with the loans. Loans must be repaid over a five-year period from the date of the borrowing, which must be on or prior to December 31, 1999. Principal and interest payments are due monthly, and interest accrues based on the five-year swap rate, plus additional basis points. Interest will accrue at a lower rate if we meet specified financial tests. As of March 31, 1999, we had $24.5 million outstanding under this term loan facility.

     We have historically incurred net losses and have an accumulated deficit of $9.9 million as of March 31, 1999. Most recently, we funded a large portion of our future operating losses and capital expenditures through the 1998 offering of the Notes and by other financings. On February 18, 1998, we received $150 million in gross proceeds from the sale of the Notes. The Notes will accrete to an aggregate stated principal amount of $270 million by February 15, 2003. As of March 31, 1999, the principal amount of the Notes had accreted to approximately $171.1 million. No interest is payable on the Notes prior to August 15, 2003. Thereafter, cash interest will be payable semiannually on August 15 and February 15 of each year.

Impact of the Year 2000 Issue

     The year 2000 issue results from computer programs being written using two digits rather than four to define the year. Any of our computer programs or systems, or those of our suppliers, that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of operations, including, among other things:

     .  A temporary inability to process transactions

     .  A temporary inability to send invoices

     .  A temporary inability to engage in normal business activities

     .  Interruptions of customer service

     Our Year 2000 compliance program can be divided into several phases. These phases include:

     . Assessing our material information systems and hardware for Year 2000 readiness

     . Assessing the Year 2000 readiness of third parties with whom we have significant business relationships and on whose systems and hardware we rely

     .  Contingency planning

     As part of our internal assessment phase, we examined our material information systems, including our DMS-500 SuperNode central office switches, and hardware to determine whether these systems and hardware are Year 2000 compliant. However, we have not nor do we plan to identify, validate as compliant or remediate integrated circuits in any other systems or hardware. We have received assurances from all of our major software and hardware vendors that the products we use are Year 2000 compliant in all material respects and will function adequately after December 31, 1999.

     Our services are also dependent on network systems and transport facilities maintained by other carriers, including incumbent local exchange carriers and interexchange carriers. We are in the process of assessing the Year 2000 compliance status of other carriers with whom we have material relationships. Our assessment relies, without any independent verification, on the statements and assumptions underlying the statements these carriers have made in their periodic reports filed with the Securities and Exchange Commission. The risks associated with the failure of these carriers' systems or transport facilities include potential interruption of service, including blocked calls and delayed call completion. Interruptions of this type would heavily impact our customers and, if prolonged, could have a material adverse effect on our business, financial condition or results of operations.

     Because we currently lease 100% of our transport facilities, we are dependent on the availability of fiber transport facilities owned by other carriers. There are few, if any, contingency measures we can take if Year 2000 problems cause these carriers' facilities to fail. We lease transport facilities from multiple carriers in each market in which we operate in an attempt to provide redundancy and diversity in service. However, we cannot assure you that there will not be multiple network failures in a particular market. If our transport vendors experience facilities failures, our business may be disrupted and we may suffer a material adverse effect.

     To date, we have spent approximately $0.2 million on our Year 2000 compliance program. We expect future Year 2000 remediation expenditures to total approximately $0.3 million. All of these costs will be expensed as they are incurred.

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

     Based on our current schedule for completion of our Year 2000 compliance program, we believe that our planning is adequate to secure Year 2000 readiness of our critical systems. Nevertheless, Year 2000 readiness is subject to a number of risks and uncertainties, some of which, like the readiness of other carriers upon whom we rely, are out of our control. We are not able to predict all the factors that could cause actual results to differ materially from our current expectations about Year 2000 readiness. The cost of our Year 2000 compliance program is based upon our management's best estimate. At this time, we believe that the major risks associated with an inability of our systems or software to process Year 2000 data correctly are a system failure or miscalculation causing a disruption of business activities or interruptions in customer service. If we, or third parties with whom we have significant business relationships, fail to achieve Year 2000 readiness with respect to critical systems, there could be a material adverse effect on our business, financial condition or results of operations.

     The discussions under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including financial and regulatory developments and industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could impact the variability of future results include, but are not limited to, our failure to:

     . Prevail in legal and regulatory proceedings regarding reciprocal compensation for Internet-related calls or changes to laws and regulations that govern reciprocal compensation

     . Raise sufficient capital on terms we consider acceptable and on a timely basis

     . Successfully expand our operations into new geographic markets on a timely and cost-effective basis

     . Successfully introduce and expand our data and voice service offerings on a timely and cost-effective basis

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

     . Manage administrative, technical and operational issues presented by our expansion plans

     .  Address Year 2000 remediation issues

Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to minimal market risks. We manage sensitivity of our results of operations to these risks by maintaining a conservative investment portfolio, which primarily consists of debt securities, typically maturing within one year, and entering into long-term debt obligations with appropriate pricing and terms. We do not hold or issue derivative, derivative commodity or other financial instruments for trading purposes. Financial instruments held for other than trading purposes do not impose a material market risk on us.

     We are exposed to interest rate risk, as additional financing is periodically needed due to the large operating losses and capital expenditures associated with establishing and expanding our network coverage. The interest rate that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt.

                           PART II--OTHER INFORMATION

Item 1. Legal and Administrative Proceedings

     With the exception of the matters discussed in our December 31, 1998 Annual Report on Form 10-K, filed on March 31, 1999, as amended by Form 10-K/A filed on April 7, 1999, we are not aware of any material litigation against us. In the ordinary course of our business, we are involved in a number of regulatory proceedings before various state commissions and the FCC.

Item 2. Changes in Securities and Use of Proceeds

     On March 15, 1999, we issued 300 shares of our Class A Common Stock to one of our Directors for an aggregate purchase price of $472,500. No underwriter was engaged in connection with this sale, and the sale was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act, as a transaction not involving any public offering.

     On March 27, 1999, we issued 72.25 shares of our Class A Common Stock to one of our employees upon the exercise of stock options granted under our 1997 Non-Qualified Stock Option Plan for an aggregate purchase price of $69,352.50. No underwriter was engaged in connection with this sale, and the sale was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act, as a transaction not involving any public offering, or Rule 701 of the Securities Act, as a sale of securities pursuant to certain compensatory benefit plans.

Item 4. Submission of Matters to a Vote of Security Holders

     Pursuant to a written consent of our stockholders dated February 16, 1999, effected in accordance with the General Corporation Law of the State of Delaware, our stockholders voted to increase the number of authorized shares of our Class A Common Stock from 85,567 to 100,000.

Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits


     Exhibit
     -------                        EXHIBIT DESCRIPTION                                      LOCATION
     Number       -----------------------------------------------------------             --------------
     -------
      10.1        Interconnection Agreement with Bell-Atlantic-District of               Filed herewith
                  Columbia dated October 1, 1998.

      10.2        Interconnection Agreement with Bell-Atlantic-Maryland dated            Filed herewith
                  October 2, 1998.

      10.3        Interconnection Agreement with Bell-Atlantic-Virginia dated            Filed herewith
                  October 2, 1998.

      10.4        Interconnection Agreement with U.S. West-Washington State              Filed herewith
                  dated January 15, 1999.

      10.5        Interconnection Agreement with Ameritech Information Industry          Filed herewith
                  Services, on behalf of and as agent for Ameritech Michigan dated February 10, 1999.

      10.6        Interconnection Agreement with Bell-Atlantic-Massachusetts             Filed herewith
                  dated February 15, 1999.

      10.7        Amendment No. 3 to Network Products Purchase Agreement with            Filed herewith
                  Northern Telecom Inc., dated March 25, 1999.*

      10.8        Purchase Agreement with XCOM Technologies, Inc., dated January         Filed herewith
                  6, 1999.*

      10.9        Fifth Amendment to Lease Agreement for property located at 200         Filed herewith
                  North LaSalle, Chicago, IL, dated October 14, 1998.

      10.10       Sixth Amendment to Lease Agreement for property located at 200         Filed herewith
                  North LaSalle, Chicago, IL, dated February 18, 1999.

      10.11       First Amendment to Lease Agreement for property located at 650         Filed herewith
                  Townsend Street, San Francisco, CA, dated March 3, 1998.

      10.12       Second Amendment to Lease Agreement for property located at            Filed herewith
                  650 Townsend Street, San Francisco, CA, dated June 16, 1998.

      10.13       Third Amendment to Lease Agreement for property located at 650         Filed herewith
                  Townsend Street, San Francisco, CA, dated February 16, 1999.

      10.14       Lease Agreement for property located at 1950 Stemmons Freeway,         Filed herewith
                  Dallas, TX, dated December 15, 1998.

      10.15       Lease Agreement for property located at One Main Street,               Filed herewith
                  Cambridge, MA, dated January 6, 1999.

      10.16       Lease Agreement for property located at 250 Williams Street,           Filed herewith
                  Atlanta, GE, dated February 5, 1999.

      10.17       Lease Agreement for property located at Christopher Columbus           Filed herewith
                  Drive & Washington Street, Jersey City, NJ, dated February
                  19, 1999.

      27.1        Financial Data Schedule.                                               Filed herewith

(*) Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Focal Communications Corporation

Date:   May 7, 1999
                                 /s/ Robert C. Taylor, Jr.

                                     Robert C. Taylor, Jr.,
                            President and Chief Executive Officer
                                     (Authorized Officer)


Date:   May 7, 1999
                                 /s/ Joseph A. Beatty

                                     Joseph A. Beatty,
                               Executive Vice President and
                                 Chief Financial Officer
                              (Principal Financial Officer)


Date:   May 7, 1999
                                 /s/ Gregory J. Swanson

                                     Gregory J. Swanson,
                                      Controller
                              (Principal Accounting Officer)