Form 10-Q/A
period 1999-03-31
FOCAL COMMUNICATIONS CORP
filed 1999-07-06
CIK 1059130

   As filed with the Securities and Exchange Commission on July 6, 1999

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                               FORM 10-Q/A

  AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                               ----------------

For the Quarterly Period Ended March 31, 1999  Commission file number 333-49397

                               ----------------

                       Focal Communications Corporation
            (Exact name of registrant as specified in its charter)

                               ----------------

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


                               Yes   X    No
                                    ---       ---

  The number of shares outstanding of the issuer's common stock, as of May 1, 1999:

                  Common stock ($.01 par value) 97,764 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                           Page
                                                                           ----
 PART I--FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

         Consolidated Statements of Operations--Three months ended March
         31, 1999 and 1998..............................................     1

         Consolidated Balance Sheets--March 31, 1999 and December 31,
         1998...........................................................     2

         Consolidated Statements of Cash Flows--Three months ended March
         31, 1999 and 1998..............................................     3

         Condensed Notes to Unaudited Interim Consolidated Financial
         Statements.....................................................     4

         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................     9

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    15

 PART II--OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    15

 Item 2. Changes in Securities and Use of Proceeds......................    15

 Item 4. Submission of Matters to a Vote of Security Holders............    16

 Item 6. Exhibits and Reports on Form 8-K...............................    16

 SIGNATURES..............................................................   17

                         Part I--Financial Information

Item 1. Financial Statements

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the three months
                                                         ended March 31,
                                                     ------------------------
                                                        1999         1998
                                                     -----------  -----------
REVENUES............................................ $26,003,897  $ 5,102,448
EXPENSES:
  Customer service and network operations...........  10,369,319    1,826,893
  Selling, general and administrative...............   5,665,896    1,307,625
  Depreciation and amortization.....................   4,026,750      890,871
  Non-cash compensation expense.....................   1,559,576      325,000
                                                     -----------  -----------
    Total operating expenses........................  21,621,541    4,350,389
                                                     -----------  -----------
    Operating Income................................   4,382,356      752,059
                                                     -----------  -----------
OTHER INCOME (EXPENSE):
  Interest income...................................   1,306,082    1,015,902
  Interest expense..................................  (5,403,584)  (2,109,152)
                                                     -----------  -----------
  Total Other Expense...............................  (4,097,502)  (1,093,250)
NET INCOME(LOSS).................................... $   284,854  $  (341,191)
                                                     ===========  ===========
BASIC NET INCOME (LOSS) PER SHARE OF COMMON STOCK... $      3.24  $     (3.86)
                                                     ===========  ===========
DILUTED NET INCOME (LOSS) PER SHARE OF COMMON
 STOCK.............................................. $      2.75  $     (3.86)
                                                     ===========  ===========
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
 STOCK OUTSTANDING..................................      87,922       88,307
                                                     ===========  ===========
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
 STOCK OUTSTANDING..................................     103,606       88,307
                                                     ===========  ===========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      March 31, 1999 and December 31, 1998

                                                 March 31,
                                                    1999      December 31, 1998
                                                ------------  -----------------
                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................... $106,598,881    $126,041,001
  Short-term investments.......................    7,460,850       7,959,940
  Accounts receivable, trade (net of allowance
   for doubtful accounts of $1,960,000 and
   $1,189,000 at March 31, 1999 and December
   31, 1998, respectively).....................   15,975,803       9,792,532
  Other current assets.........................    1,149,104         843,793
                                                ------------    ------------
    Total current assets.......................  131,184,638     144,637,266
FIXED ASSETS, at cost:.........................  100,595,860      76,119,650
  Less--Accumulated depreciation and
   Amortization................................    9,872,098       6,146,530
                                                ------------    ------------
    Fixed assets, net..........................   90,723,762      69,973,120
  Other Non-Current Assets (net)...............    4,662,711       4,963,894
                                                ------------    ------------
                                                $226,571,111    $219,574,280
                                                ============    ============
      LIABILITY AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable............................. $  5,152,815    $  8,365,470
  Accrued liabilities..........................    2,513,581       1,941,377
  Income taxes payable.........................          --        4,055,000
  Current maturities of long-term debt.........    4,108,935       2,887,036
                                                ------------    ------------
    Total current liabilities..................   11,775,331      17,248,883
LONG-TERM DEBT, net of current maturities......  191,436,957     182,408,757
                                                ------------    ------------
OTHER NONCURRENT LIABILITIES...................    1,644,128         588,228
                                                ------------    ------------
STOCKHOLDERS' EQUITY:
  Common Stock, Class A, $.01 par value,
   100,000 shares authorized, 75,746 and 75,374
   issued and outstanding at March 31, 1999 and
   December 31, 1998...........................          757             753
  Common Stock, Class B, $.01 par value; 35,000
   shares authorized, 22,000 shares issued at
   March 31, 1999 and December 31, 1998........          220             220
  Additional paid-in capital...................   37,117,360      35,413,345
  Deferred compensation........................   (4,339,022)     (4,736,432)
  Accumulated deficit..........................  (11,064,620)    (11,349,474)
                                                ------------    ------------
    Total stockholders' equity.................   21,714,695      19,328,412
                                                ------------    ------------
                                                $226,571,111    $219,574,280
                                                ============    ============

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For three months ended
                                                            March 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
Cash Flows From Operating Activities:
Net Income (loss).................................  $    284,854  $   (341,191)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities--
  Depreciation and amortization...................     4,026,750       890,871
  Deferred lease costs............................       389,234        89,741
  Deferred compensation...........................     1,559,576       325,000
  Amortization of discount on Senior Discount
   Notes..........................................     4,952,327     2,062,174
  Provision for losses on accounts receivable.....     1,145,000       577,000
  Changes in operating assets and liabilities--
    Accounts receivable...........................    (7,328,271)   (3,418,065)
    Related-party receivables.....................           --        (85,466)
    Other current assets..........................      (305,311)     (238,072)
    Accounts payable and accrued liabilities......    (2,640,451)    3,883,263
    Income taxes payable..........................    (4,055,000)          --
    Other non-current liabilities.................       666,666           --
                                                    ------------  ------------
      Net cash provided by(used in) operating
       activities.................................    (1,304,626)    3,745,255
                                                    ------------  ------------
Cash Flows From Investing Activities:
  Capital expenditures............................   (24,476,209)   (7,593,061)
  Change in short-term investments................       499,090           --
                                                    ------------  ------------
      Net cash used in investing activities.......   (23,977,119)   (7,593,061)
                                                    ------------  ------------
Cash Flow From Financing Activities:
  Proceeds from issuance of long-term debt........     5,807,191   144,083,351
  Payments on long-term debt......................      (509,419)   (3,533,153)
  Proceeds from the issuance of Class A Common
   Stock..........................................       541,853    13,800,000
                                                    ------------  ------------
      Net cash provided by financing activities...     5,839,625   154,350,198
                                                    ------------  ------------
Net Increase (Decrease) In Cash And Cash
 Equivalents......................................   (19,442,120)  150,502,392
Cash and Cash Equivalents, beginning of period....   126,041,001     2,256,552
                                                    ------------  ------------
Cash and Cash Equivalents, end of period..........  $106,598,881  $152,758,944
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

  Ameritech is disputing its obligation to pay the reciprocal compensation owed to the Company. This dispute was ruled on in favor of the Company by the Illinois Commerce Commission in March 1998 and by a federal court in July 1998 and most recently by the Seventh Circuit Court of Appeals. Substantially all of the disputed amounts have been collected. There is a risk that prior decisions and any future appeal regarding the settlement of this dispute in favor of the Company could be revisited, which could allow the carrier to obtain a refund of prior reciprocal compensation payments.

  As a result of several trends in our business and the current regulatory environment, the Company expects revenues from reciprocal compensation to decline significantly. A reduction in or elimination of revenues attributable to reciprocal compensation which is not offset by increases in other revenues generated by the Company may have a material adverse effect on the Company.

3. Property and Equipment

  Property and equipment consist of the following:

                                                        March 31,    December
                                                           1999      31, 1998
                                                       ------------ -----------
   Buildings and improvements......................... $  2,350,000 $ 2,350,000
   Communications Network.............................   57,015,325  44,774,965
   Construction in progress...........................   23,496,685  15,103,564
   Computer Equipment.................................    4,550,282   3,503,512
   Leasehold Improvements.............................   11,089,518   8,577,724
   Furniture and fixtures.............................    2,041,502   1,790,596
   Motor vehicles.....................................       52,548      19,289
                                                       ------------ -----------
                                                        100,595,860  76,119,650
   Less--Accumulated Depreciation and Amortization....    9,872,098   6,146,530
                                                       ------------ -----------
                                                       $ 90,723,762 $69,973,120
                                                       ============ ===========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS--
                                  (Continued)


4. Debt

  Long-term debt consists of the following:

                                                       March 31,   December 31,
                                                          1999         1998
                                                      ------------ ------------
   12.125% senior discount notes due 2008, net of
    unamortized Discount of $98,944,689 and
    $103,897,016 at March 31, 1999 and December 31,
    1998, respectively............................... $171,055,311 $166,102,984
   Secured equipment term loan, maximum borrowing
    level at $25,000,000.............................   24,490,581   19,192,809
                                                      ------------ ------------
                                                       195,545,892  185,295,793
   Less--current maturities..........................    4,108,935    2,887,036
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

                                                           March 31, March 31,
                                                             1999      1998
                                                           --------- ---------
   Basic Weighted Average Number of Common Shares
    Outstanding...........................................   87,922    88,307
   Dilutive Stock Options and unvested Class B common
    stock.................................................   15,684    13,304
                                                            -------   -------
   Dilutive Weighted Average Number of Common Shares
    Outstanding...........................................  103,606   101,611
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

  A summary of such fixed commitments at March 31, 1999 is as follows:

           Year                                Amount
           ----                              -----------
           1999............................. $ 4,110,359
           2000.............................   5,820,645
           2001.............................   5,677,135
           2002.............................   5,795,391
           2003.............................   5,876,725
           Thereafter.......................  29,440,140
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

  The Company utilizes the Black-Scholes option pricing model to estimate the fair value of options at the date of grant. Had the Company adopted SFAS No. 123, pro forma net loss applicable to common stockholders and pro forma basic and diluted net loss per share of common stock would have been approximately $226,000 and $2.57 and $2.18, respectively, for the quarter ended March 31, 1999.

  The Black-Scholes option model estimated the weighted average fair value at the date of grant of options granted for the three months ended March 31, 1999 to be approximately $1,113 per option. Principal assumptions used in applying the Black-Scholes model were as follows:

                                                                      For the
                                                                    Three Months
                                                                       Ended
                                                                     March 31,
                                                                        1999
                                                                    ------------
   Risk-free interest rates........................................      4.57%
   Expected life...................................................   5 years
   Expected volatility.............................................     87.29%
   Expected dividend yield.........................................       --
                                                                      =======

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS--
                                  (Continued)


  The following summarizes option activity:

                                                                      Weighted
                                               Shares of              Average
                                                Class A    Exercise   Exercise
                                                Common      Prices     Price
                                               --------- ------------ --------
   Outstanding at December 31, 1998...........   7,190   $ 290-$1,500  $1,090
   Activity for the three months ended March
    31, 1999:
     Options Granted..........................   1,034   $      1,575  $1,575
     Options Exercised........................     (72)     290-1,500     962
     Options Canceled.........................     (30)   1,500-1,575   1,530
                                                 -----   ------------  ------
   Outstanding at March 31, 1999..............   8,122   $  290-1,575  $1,165
                                                 =====   ============  ======

  The following table summarizes information about fixed stock options outstanding at March 31, 1999:

                                    Options Outstanding        Options Exercisable
                              -------------------------------- --------------------
                                           Weighted
                                            Average   Weighted             Weighted
                                           Remaining  Average              Average
                                Options   Contractual Exercise   Options   Exercise
   Range of Exercise Prices   Outstanding    Life      Price   Exercisable  Price
   ------------------------   ----------- ----------- -------- ----------- --------
   $  290-$335.............      1,767        8.3      $  311       596     $  307
   $1,050-$1,575...........      6,355        9.4       1,384       494      1,504
                                 -----        ---      ------     -----     ------
   At March 31, 1999.......      8,122        9.4      $1,165     1,090     $  850
                                 =====        ===      ======     =====     ======

8. Equity Transactions

  During the first quarter of 1999, the Company granted 1,034 stock options to employees and directors in which, giving effect to the Company's proposed initial public equity offering (Note 10), the estimated fair market value of the Company's common stock exceeded the exercise price of the options granted. The Company also sold 300 shares of Class A Common Stock to a director at a price below the estimated fair market. Total non-cash compensation related to these transactions of approximately $3,821,000 will be recognized, of which $985,000 will be recorded during the first quarter of 1999, and $2,836,000 will be ratably charged to operations over the four year vesting period of the options. Non-cash compensation expense totaling approximately $1,162,000 has been recorded for the three months ended March 31, 1999.

  On April 1, 1999 and July 1, 1999, employees were granted 1,267 and 1,641 stock options, respectively. Giving effect to the Company's proposed initial public equity offering, the estimated fair market value of the Company's common stock exceeded the exercise price of the options granted. Total non-cash compensation related to these grants of approximately $3,789,000 and $5,314,000, respectively, will be ratably charged to operations over the four-year vesting period of the options. In addition, during the second quarter of 1999, the Company granted 2,443 stock options to employees which grant would be effective only upon the closing of the Company's initial public equity offering (IPO). The estimated fair market value of the Company's common stock on the date of the IPO is expected to exceed the exercise price of these options. Based upon estimates received from the Company's underwriters, total non-cash compensation of approximately $8,631,000 may be incurred upon the IPO date. This amount would be ratably charged to operations over the four year vesting period of the options.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS--
                                  (Continued)

9. Segment Information

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

                                                          March 31,   December
                                                            1999      31, 1998
                                                         ----------- -----------
   Revenues............................................. $26,003,897 $43,531,846
   EBITDA...............................................  10,000,062  15,161,031
   Total assets.........................................  94,287,205  73,436,768
   Capital expenditures.................................  24,476,209  64,229,247
                                                         =========== ===========

  The following reconciles total segment EBITDA to consolidated net income
(loss) before income taxes for the three months ended March 31, 1999 and 1998:

                                                    Three months   Three months
                                                       ended          ended
                                                   March 31, 1999 March 31, 1998
                                                   -------------- --------------
   Total EBITDA for reportable segment............  $10,000,062    $ 1,851,736
   Corporate EBITDA...............................      (31,380)       116,194
   Depreciation and amortization..................   (4,026,750)      (890,871)
   Interest expense...............................   (5,403,584)    (2,109,152)
   Interest income................................    1,306,082      1,015,902
   Non-cash compensation..........................   (1,559,576)      (325,000)
                                                    -----------    -----------
     Net income (loss) before income taxes........  $   284,854    $  (341,191)
                                                    ===========    ===========

  The following reconciles segment total assets to consolidated total assets as of March 31, 1999 and 1998:

                                                      March 31,   December 31,
                                                         1999         1998
                                                     ------------ ------------
   Total assets for reportable segment.............. $ 94,287,205 $ 73,436,768
   Cash, cash equivalents and short-term
    investments.....................................  114,059,731  133,307,515
   Other current assets.............................      199,235    1,125,124
   Fixed assets, net................................   13,362,229    6,740,979
   Other noncurrent assets..........................    4,662,711    4,963,894
                                                     ------------ ------------
     Total consolidated assets...................... $226,571,111 $219,574,280
                                                     ============ ============

  The Company currently only operates in the United States. Revenues by major customer for the three months ended March 31, 1999 and 1998, are as follows:

                                                    Three months   Three months
                                                       ended          ended
                                                   March 31, 1999 March 31, 1998
                                                   -------------- --------------
   Revenues from major customer A.................  $13,265,330     $3,694,508
   Revenues from major customer B.................  $ 5,761,531     $      --
                                                    ===========     ==========

10. Subsequent Events

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

  On May 24, 1999, the Company entered into an agreement for the lease of the rights to use fiber transport capacity for a minimum of 2,500 fiber miles. The term of the agreement is 20 years with a renewal option, as defined. The total minimum commitment is approximately $53.3 million over the lease term.

  On July 6, 1999, Amendment No. 2 to the Company's Registration Statement on Form S-1 (initial public equity offering) was filed with the Securities and Exchange Commission. In connection with the process of filing this registration statement, the Company has determined that the fair market value of its common stock exceeded the exercise price of: (a) stock options granted to employees and directors during the first quarter of 1999 and (b) Class A Common stock issued to a director during the first quarter of 1999. Accordingly, the Company has computed total non-cash compensation related to these transactions of approximately $3,821,000 and charged $1,162,000 of this to operations in the first quarter of 1999. The Company's first quarter 1999 Form 10-Q, as originally filed on May 7, 1999, did not include any charge to non-cash compensation expense for these transactions based on management's best assumption of the fair market value of the Company's common stock at that time.

  In addition, the Company issued stock options to employees during the second and third quarters of 1999 that will also result in additional non-cash compensation in those quarters (Note 8).

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

  We record monthly non-cash compensation expense related to shares issued to some of our executive officers in November 1996, in connection with the September 30, 1998 amendments to vesting agreements with some of our executive officers and in connection with stock options granted to employees and directors and shares issued to a director during the first quarter of 1999. We will continue to record non-cash compensation expense in future periods relating to these events through the third quarter of 2003.

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

                                               1998                             1999
                           ------------------------------------------------  -----------
                             First       Second       Third       Fourth        First
                            Quarter     Quarter      Quarter      Quarter      Quarter
                           ----------  ----------  -----------  -----------  -----------
Revenues.................  $5,102,448  $8,078,043  $12,755,293  $17,596,062  $26,003,897
EBITDA...................  $1,967,930  $3,326,828  $ 4,348,713  $ 6,393,913  $ 9,968,682
Lines sold to date.......      21,082      30,385       41,316       68,184       85,329
Lines in service to
 date(1).................      14,528      24,357       33,188       52,011       70,572
Estimated data lines
 (% of installed lines)..          83%         81%          69%          71%          71%
Lines on switch (%)......         100%        100%         100%         100%         100%
Customer lines colocated
 (%).....................         N/A         N/A          N/A          N/A           48%
ILEC central offices
 interconnected..........         N/A         249          297          340          443
ILEC central office
 colocations in service
 and under development...           0           0            0            0           23
Average monthly revenue
 per line................  $      155  $      139  $       148  $       138  $       141
Quarterly minutes of use
 switched (in millions)..         402         683        1,039        1,444        2,033
Markets in operation.....           2           2            6           10           12
MSAs served..............           6           6           13           29           31
Switches operational.....           2           2            4            6            7
Focal customer colocation
 space in service (square
 feet)...................         N/A       2,938        9,882       23,302       29,282
Capital expenditures (in
 millions)...............  $        8  $       13  $        24  $        21  $        24
Employees................          82         131          186          233          312

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

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
1998

  Total revenues for the three months ended March 31, 1999 were $26.0 million compared to $5.1 million for the three months ended March 31, 1998. This $20.9 million increase is primarily due to our rapid growth in our Chicago and New York markets. Customer service and network operations expenses totaled $10.4 million for the first quarter of 1999 compared to $1.8 million for the first quarter of 1998. This increase resulted from our rapid expansion and related costs for leased facilities, usage settlements, customer care and operational personnel, equipment maintenance and other operating expenses. Selling, general and administrative expense also increased due to our expansion from $1.3 million during the three months ended March 31, 1998 to $5.7 million during the most recent three month period. Similarly, depreciation and amortization increased from $0.9 million to $4.0 million in the comparative periods as a result of a significant increase in the level of fixed assets we put into service between April 1, 1998 and March 31, 1999. Non-cash compensation expense was $1.6 million for the first quarter of 1999 compared to $0.3 million for the first quarter of 1998. The increase in non-cash compensation expense is the result of the September 30, 1998 amendments of vesting agreements with some of our executive officers and stock options granted to employees and directors and shares issued to a director during the first quarter of 1999.

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

  While all of Focal's long-term debt bears fixed interest rates, the fair market value of our fixed rate long-term debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed long-term debt obligations. The table below provides additional information about our Notes. For additional information about our long-term debt obligations, see Note 4 to our Unaudited Interim Consolidated Financial Statements.

                     As of December 31, 1998
              --------------------------------------
                                            Average
                  Expected        Fixed     Interest
                  Maturity         Debt       Rate
              ---------------- ------------ --------
                    1999       $    --         --
                    2000            --         --
                    2001            --         --
                    2002            --         --
                    2003            --         --
                 Thereafter     270,000,000  12.125%
                               ------------  ------
                               $270,000,000  12.125%
                               ============  ======
              Fair Market
               Value           $146,000,000
                               ============

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

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

  Each of the following exhibits was previously filed with the Company's Form 10-Q for the quarterly period ended March 31, 1999 on May 7, 1999.

   Exhibit
   Number                         Exhibit Description                             Location
   -------                        -------------------                             --------
   10.1    Interconnection Agreement with Bell-Atlantic-District of           Previously filed
           Columbia dated October 1, 1998.

   10.2    Interconnection Agreement with Bell-Atlantic-Maryland dated        Previously filed
           October 2, 1998.

   10.3    Interconnection Agreement with Bell-Atlantic-Virginia dated        Previously filed
           October 2, 1998.

   10.4    Interconnection Agreement with U.S. West-Washington State dated    Previously filed
           January 15, 1999.

   10.5    Interconnection Agreement with Ameritech Information Industry      Previously filed
           Services, on behalf of and as agent for Ameritech Michigan dated
           February 10, 1999.

   10.6    Interconnection Agreement with Bell-Atlantic-Massachusetts dated   Previously filed
           February 15, 1999.

   10.7    Amendment No. 3 to Network Products Purchase Agreement with        Previously filed
           Northern Telecom Inc., dated March 25, 1999.*

   10.8    Purchase Agreement with XCOM Technologies, Inc., dated January     Previously filed
           6, 1999.*

   10.9    Fifth Amendment to Lease Agreement for property located at 200     Previously filed
           North LaSalle, Chicago, IL, dated October 14, 1998.

   10.10   Sixth Amendment to Lease Agreement for property located at 200     Previously filed
           North LaSalle, Chicago, IL, dated February 18, 1999.

   10.11   First Amendment to Lease Agreement for property located at 650     Previously filed
           Townsend Street, San Francisco, CA, dated March 3, 1998.


   Exhibit
   Number                           Exhibit Description                            Location
   -------                          -------------------                            --------
   10.12     Second Amendment to Lease Agreement for property located at 650   Previously filed
             Townsend Street, San Francisco, CA, dated June 16, 1998.

   10.13     Third Amendment to Lease Agreement for property located at 650    Previously filed
             Townsend Street, San Francisco, CA, dated February 16, 1999.
   10.14     Lease Agreement for property located at 1950 Stemmons Freeway,    Previously filed
             Dallas, TX, dated December 15, 1998.

   10.15     Lease Agreement for property located at One Main Street,          Previously filed
             Cambridge, MA, dated January 6, 1999.

   10.16     Lease Agreement for property located at 250 Williams Street,      Previously filed
             Atlanta, GE, dated February 5, 1999.

   10.17     Lease Agreement for property located at Christopher Columbus      Previously filed
             Drive & Washington Street, Jersey City, NJ, dated February 19,
             1999.

   27.1      Financial Data Schedule.                                          Previously filed

  --------
  * Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Focal Communications Corporation

              Signature                          Title                   Date
              ---------                          -----                   ----

    /s/ Robert C. Taylor, Jr.          President and Chief           July 6, 1999
______________________________________  Executive Officer
        Robert C. Taylor, Jr.           (Authorized Officer)

       /s/ Joseph A. Beatty            Executive Vice President      July 6, 1999
______________________________________  and Chief Financial
           Joseph A. Beatty             Officer (Principal
                                        Financial Officer)

      /s/ Gregory J. Swanson           Controller (Principal         July 6, 1999
______________________________________  Accounting Officer)
          Gregory J. Swanson