Form 10-Q
period 1999-06-30
FOCAL COMMUNICATIONS CORP
filed 1999-08-13
CIK 1059130

    As filed with the Securities and Exchange Commission on August 13, 1999
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1999

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

                                  Yes X  No

   The number of shares outstanding of the issuer's common stock, as of August 2, 1999:

     Common stock ($.01 par value)                59,074,555 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                            Page
                                                                            ----
PART I--FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited).................................   4

    Consolidated Statements of Operations for the Three months ended June
     30, 1999 and 1998, and the Six months ended June 30, 1999 and 1998....   4

    Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998..   5

    Consolidated Statements of Cash Flows for the Six months ended June 30,
     1999 and 1998.........................................................   6

    Condensed Notes to Unaudited Interim Consolidated Financial Statements.   7

  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................  14

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  20

PART II--OTHER INFORMATION

  Item 1. Legal Proceedings................................................  21

  Item 2. Changes in Securities and Use of Proceeds........................  21

  Item 3. Defaults Upon Senior Securities..................................  21

  Item 4. Submission of Matters to a Vote of Security Holders..............  21

  Item 5. Other Information................................................  22

  Item 6. Exhibits and Reports on Form 8-K.................................  22

SIGNATURES.................................................................  23

               INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

   We have made statements in this Report on Form 10-Q that are not historical facts. These "forward-looking statements" can be identified by the use of terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or comparable terminology. These forward-looking statements include, among others, statements concerning:

  . Our business strategy

  . Our anticipation of potential revenues from designated markets or customers

  . Statements regarding the growth of our business

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

  . Successfully introduce and expand our data and voice service offerings on a timely and cost effective basis

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

  . Address Year 2000 remediation issues

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             For the three months        For the six months
                                 ended June 30             ended June 30
                            ------------------------  -------------------------
                               1999         1998          1999         1998
                            -----------  -----------  ------------  -----------
REVENUES..................  $30,326,843  $ 8,078,043  $ 56,330,740  $13,180,491
EXPENSES:
  Customer service and
   network operations.....   14,985,677    2,787,055    25,354,996    4,613,948
  Selling, general and
   administrative.........    6,918,976    1,964,160    12,584,872    3,271,785
  Depreciation and
   amortization...........    4,937,767    1,115,398     8,964,517    2,006,269
  Non-cash compensation
   expense................      811,471      325,000     2,371,047      650,000
                            -----------  -----------  ------------  -----------
    Total operating
     expenses.............   27,653,891    6,191,613    49,275,432   10,542,002
                            -----------  -----------  ------------  -----------
OPERATING INCOME..........    2,672,952    1,886,430     7,055,308    2,638,489
                            -----------  -----------  ------------  -----------
OTHER INCOME (EXPENSE):
  Interest income.........    1,213,681    2,064,813     2,519,763    3,080,715
  Interest expense........   (5,880,845)  (4,534,642)  (11,284,429)  (6,643,794)
                            -----------  -----------  ------------  -----------
                             (4,667,164)  (2,469,829)   (8,764,666)  (3,563,079)
                            -----------  -----------  ------------  -----------
LOSS BEFORE INCOME TAXES..   (1,994,212)    (583,399)   (1,709,358)    (924,590)
PROVISION FOR INCOME
 TAXES....................     (307,685)         --       (307,685)         --
                            -----------  -----------  ------------  -----------
NET LOSS..................  $(2,301,897) $  (583,399) $ (2,017,043) $  (924,590)
                            ===========  ===========  ============  ===========
BASIC AND DILUTED NET LOSS
 PER SHARE OF COMMON
 STOCK....................  $     (0.05) $     (0.01) $      (0.05) $     (0.02)
                            ===========  ===========  ============  ===========
BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF SHARES
 OF COMMON STOCK
 OUTSTANDING..............   44,111,000   44,153,500    44,037,515   44,153,500
                            ===========  ===========  ============  ===========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      June 30, 1999 and December 31, 1998

                       ASSETS                        June 30, 1999  December 31, 1998
                       ------                        -------------  -----------------
CURRENT ASSETS:
  Cash and cash equivalents......................... $ 86,264,781     $126,041,001
  Short-term investments............................   18,546,258        7,959,940
  Accounts receivable, net of allowance for doubtful
   accounts of $3,900,000, and $1,189,000 at June
   30, 1999 and December 31, 1998, respectively.....   20,253,166        9,792,532
  Other current assets..............................    2,736,849          843,793
                                                     ------------     ------------
      Total current assets..........................  127,801,054      144,637,266
FIXED ASSETS, at cost:..............................  157,393,924       76,119,650
  Less--Accumulated depreciation and amortization...   14,504,605        6,146,530
                                                     ------------     ------------
    Fixed assets, net...............................  142,889,319       69,973,120
  Other Non-Current Assets, net.....................    4,874,623        4,963,894
                                                     ------------     ------------
                                                     $275,564,996     $219,574,280
                                                     ============     ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
  Accounts payable.................................. $ 14,088,218     $  8,365,470
  Accrued liabilities...............................    4,819,599        1,941,377
  Income taxes payable..............................          --         4,055,000
  Current maturities of long-term debt..............    6,358,392        2,887,036
                                                     ------------     ------------
      Total current liabilities.....................   25,266,209       17,248,883
LONG-TERM DEBT, net of current maturities...........  227,833,131      182,408,757
OTHER NONCURRENT LIABILITIES........................    1,835,344          588,228
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares
   authorized and 49,108,430 and 48,687,000 issued
   and outstanding at June 30, 1999 and December 31,
   1998, respectively...............................      491,084          486,870
Additional paid-in capital..........................   37,447,357       34,927,448
Deferred compensation...............................   (3,941,612)      (4,736,432)
Accumulated deficit.................................  (13,366,517)     (11,349,474)
                                                     ------------     ------------
      Total stockholders' equity....................   20,630,312       19,328,412
                                                     ------------     ------------
                                                     $275,564,996     $219,574,280
                                                     ============     ============

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the six months ended
                                                             June 30
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss......................................... $ (2,017,043) $   (924,590)
  Adjustments to reconcile net loss to net cash
   provided by operating activities--
    Depreciation and amortization..................    8,964,517     2,006,269
    Non-cash compensation expense..................    2,371,047       650,000
    Amortization of discount on senior discount
     notes.........................................   10,052,307     6,596,702
    Provision for losses on accounts receivable....    2,711,000       829,000
    Changes in operating assets and liabilities--
      Accounts receivable..........................  (13,171,634)   (6,352,630)
      Related-party receivables....................          --         34,883
      Other current assets.........................   (2,277,373)     (293,545)
      Accounts payable and accrued liabilities.....    8,600,970     1,316,252
      Income taxes payable.........................   (4,055,000)          --
      Other non-current liabilities................    1,247,116       179,484
                                                    ------------  ------------
        Net cash provided by operating activities..   12,425,907     4,041,825
                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................  (60,053,334)  (20,394,824)
  Change in short-term investments.................  (10,586,318)          --
                                                    ------------  ------------
        Net cash used in investing activities......  (70,639,652)  (20,394,824)
                                                    ------------  ------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Loan origination fees............................     (132,854)          --
  Proceeds from issuance of long-term debt.........   19,094,356   143,910,756
  Payments on long-term debt.......................   (1,471,873)   (3,536,886)
  Proceeds from the issuance of common stock.......      947,896    13,800,000
                                                    ------------  ------------
        Net cash provided by financing activities..   18,437,525   154,173,870
                                                    ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.......................................  (39,776,220)  137,820,871
CASH AND CASH EQUIVALENTS, beginning of period.....  126,041,001     2,256,552
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS, end of period........... $ 86,264,781  $140,077,423
                                                    ============  ============

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED NOTES TO UNAUDITED INTERIM
                       CONSOLIDATED FINANCIAL STATEMENTS

                Three months and six months ended June 30, 1999

1. Basis of Presentation

   Except as otherwise required by the context, references in this Form 10-Q to "Focal", "we", "us", or "our" refer to the combined businesses of Focal Communications Corporation and all of its subsidiaries. The accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which we believe are necessary to present fairly the financial position, results of operations, and cash flows for Focal for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999, as amended by Form 10-K/A filed on April 7, 1999. The consolidated balance sheet at December 31, 1998 included herein was derived from our audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles.

   In connection with our August 2, 1999 initial public offering of common stock (Note 12), our Board of Directors and stockholders authorized: (1) a recapitalization of our existing Class A common stock, Class B common stock, and Class C common stock into a single class of common stock; (2) an increase in the number of authorized shares of common stock to 100,000,000 and the authorization of 2,000,000 shares of preferred stock; and (3) a 500 for-one stock split. All shares of common stock outstanding and per share amounts have been restated to reflect our recapitalization and stock split for all periods presented.

   Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current period presentation.

2. Risks and Uncertainties

   Reciprocal compensation payments are amounts paid by one carrier to send particular traffic to another carrier's network. Reciprocal compensation is currently a significant component of our total revenues representing approximately 75%, 72%, and 71% of our total revenues for 1998 and the six and three month periods ended June 30, 1999, respectively.

   Ameritech is disputing its obligation to pay the reciprocal compensation owed to us. This dispute was ruled on in favor of Focal by the Illinois Commerce Commission in March 1998, and by a federal court in July 1998, and most recently in June 1999 by the Seventh Circuit Court of Appeals. Substantially all of the disputed amounts have been collected. There is a risk that prior decisions and any future appeal regarding the settlement of this dispute in favor of Focal could be revisited, which could allow the carrier to obtain a refund of prior reciprocal compensation payments. In addition, Bell Atlantic has notified us that they intend to reduce the reciprocal compensation rate in New York on a prospective basis beginning on July 1, 1999. We are vigorously challenging this matter before the New York Public Utility Commission ("NYPUC"). A determination by the NYPUC in favor of Bell Atlantic to reduce the future reciprocal compensation rate in New York may have a future material adverse effect on us and our results of operations.

   As a result of several trends in our business and the current regulatory environment, we expect revenues from reciprocal compensation to decline as a percentage of total revenues. A reduction in or elimination of revenues attributable to reciprocal compensation which is not offset by increases in other revenues generated by us may have a material adverse effect on us and our results of operations.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED NOTES TO UNAUDITED INTERIM
                CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


3. Property and Equipment

   Property and equipment consists of the following:

                                                 June 30,
                                                   1999      December 31, 1998
                                               ------------  -----------------
                                               (Unaudited)
      Building and improvements............... $  2,350,000     $ 2,350,000
      Communications Network..................   68,977,102      44,774,965
      Construction in progress................   39,780,968      15,103,564
      Computer Equipment......................    6,285,313       3,503,512
      Leasehold Improvements..................   15,454,394       8,577,724
      Furniture and fixtures..................    3,230,235       1,790,596
      Motor vehicles..........................       94,973          19,289
      Assets under capital lease..............   21,220,939             --
                                               ------------     -----------
                                                157,393,924      76,119,650
      Less--Accumulated Depreciation and
       Amortization                             (14,504,605)     (6,146,530)
                                               ------------     -----------
                                               $142,889,319     $69,973,120
                                               ============     ===========

4. Debt

   Long-term debt consists of the following:

                                               June 30, 1999 December 31, 1998
                                               ------------- -----------------
                                                (Unaudited)
      12.125% senior discount notes due 2008,
       net of unamortized discount of
       $93,844,708 and $103,897,016 at June
       30, 1999 and December 31, 1998,
       respectively........................... $176,155,292    $166,102,984
      Secured equipment term loan, maximum
       borrowing level at $50,000,000.........   36,815,292      19,192,809
      Obligation under capital lease..........   21,220,939             --
                                               ------------    ------------
                                                234,191,523     185,295,793
      Less--current maturities................    6,358,392       2,887,036
                                               ------------    ------------
                                               $227,833,131    $182,408,757
                                               ============    ============

   We utilize a secured equipment term loan (the "Facility") from a third party with a maximum borrowing level of $50,000,000. The Facility provides for, among other things, equipment drawdowns through December 30, 1999, and requires repayment based on 60 equal monthly installments of principal and interest for each drawdown. All drawdowns under the Facility bear interest at the five-year swap rate percent plus additional basis points, as defined in the Facility. Total drawdowns of $36,815,292 and $19,192,809 were outstanding under the Facility as of June 30, 1999 and December 31, 1998, respectively. The Facility provides for certain restrictive financial and nonfinancial covenants. Among other things, these covenants require the maintenance of minimum cash flow and revenue levels. We were in compliance with these covenants as of December 31, 1998 and June 30, 1999.

   On May 24, 1999, we entered into an agreement for the acquisition of dark fiber transport capacity for a minimum of 2,500 fiber miles (Note 6). The term of the agreement is 20 years with a renewal option, as defined. The total minimum commitment is approximately $53.3 million over the lease term. This agreement has been recorded as property under capital lease and the assets and obligation under capital lease has been recorded at the present value of the minimum lease payments totaling $21,220,939 as of June 30, 1999.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED NOTES TO UNAUDITED INTERIM
                CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


5. Loss Per Share

   SFAS No. 128 "Earnings Per Share," requires us to calculate our earnings per share based on basic and diluted earnings per share, as defined. Basic earnings per common share are based on the weighted average number of shares of common stock outstanding for the period. This calculation excludes certain unvested shares of common stock held by executives of the Company. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options and unvested shares of common stock. Since the adjustments required for the calculation of diluted weighted average common shares outstanding are anti-dilutive, this calculation has been excluded from the loss per share calculation for the three and six months ended June 30, 1999 and 1998. Under the requirements of SFAS No. 128 our basic and diluted weighted average number of shares outstanding for the three and six months ended June 30, 1999 and 1998 is as follows:

                                       Three      Three       Six        Six
                                       Months     Months     Months     Months
                                       Ended      Ended      Ended      Ended
                                      June 30,   June 30,   June 30,   June 30,
                                        1999       1998       1999       1998
                                     ---------- ---------- ---------- ----------
Basic Weighted Average Number of
 Common Shares Outstanding.........  44,111,000 44,153,500 44,037,515 44,153,500
Dilutive Stock Options and Unvested
 Common Shares.....................   8,149,648  6,671,863  7,873,410  6,702,500
                                     ---------- ---------- ---------- ----------
Dilutive Weighted Average Number of
 Common Shares Outstanding.........  52,260,648 50,825,363 51,910,925 50,856,000
                                     ========== ========== ========== ==========

6. Commitments and Contingencies

   Under the terms of various short- and long-term contracts and agreements, we are obligated to make payments for office rents and for leasing components of our communications network through 2019. The office rent contracts provide for certain scheduled increases and for possible escalation of basic rentals based on a change in the cost of living or on other factors. We expect to enter into other contracts for additional components of our communications network, office space, other facilities, equipment and maintenance services in the future.

   A summary of such fixed commitments at June 30, 1999 is as follows:

             Year                            Amount
             ----                         ------------
             1999........................ $ 22,979,241
             2000........................   19,987,804
             2001........................   23,574,238
             2002........................   25,299,279
             2003........................   25,340,529
             Thereafter..................   86,986,492
                                          ------------
                 Total................... $204,167,583
                                          ============

   On April 28, 1999, we signed an agreement with a carrier for the acquisition of indefeasible rights of use for dark fiber transport capacity for a minimum of 8,300 fiber miles. The term of the agreement is 20 years and the total minimum commitment is approximately $17.9 million.

   On May 4, 1999, we signed an agreement with another carrier for the lease of fiber transport capacity for a five year term and a minimum commitment of $70 million. We have committed to $10 million in year one; $13.2 million in year 2; and $15.6 million for each of the remaining three years of the agreement.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED NOTES TO UNAUDITED INTERIM
                CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   On May 24, 1999, we entered into an agreement for the acquisition of dark fiber transport capacity for a minimum of 2,500 fiber miles. This capacity purchase was financed through a capital lease arrangement with the carrier. The total minimum commitment is approximately $53.3 million over the lease term and the present value of the minimum lease payments totaling $21,220,939 has been recorded as assets and an obligation under capital lease as of June 30, 1999.

7. Stock Options

   We have chosen to account for stock based compensation using the intrinsic value method prescribed in Accounting Principals Board Opinion("APB") No. 25, "Accounting for Stock Issued To Employees." We have determined the pro forma net loss and net loss per share for the three and six months ended June 30, 1999 as if compensation expense had been recorded for options granted under the fair value method described in SFAS No. 123, "Accounting for Stock-Based Compensation."

   We utilize the Black-Scholes option pricing model to estimate the fair value of options at the date of grant. If we had adopted SFAS No. 123, pro forma net loss and pro forma basic and diluted net loss per share of common stock would have been approximately $(2,809,000) and $(0.06); and $(3,034,000) and $(0.07) for the three and six months ended June 30, 1999, respectively.

   The Black-Scholes option model estimated the weighted average fair value at the date of grant of options granted for the six months ended June 30, 1999 to be approximately $2.11 per option. Principal assumptions used in applying the Black-Scholes model were as follows:

                                          For the six
                                          months ended
                                            June 30,
                                              1999
                                          ------------
             Risk-free interest rates....  5.6%-6.7%
             Expected life...............   5 years
             Expected volatility......... 41.7%-142.0%
             Expected dividend yield.....      -
                                          ============

   The following summarizes option activity:

                                                                      Weighted
                                               Shares of              Average
                                                Common     Exercise   Exercise
                                                 Stock      Prices     Price
                                               ---------  ----------- --------
      Outstanding at December 31, 1998........ 3,595,000  $0.58-$3.00  $2.18
      Activity for the six months ended June
       30, 1999:
        Options Granted....................... 1,150,500    3.15-3.73   3.47
        Options Exercised.....................  (271,250)   0.58-3.00   1.75
        Options Canceled......................   (53,250)   3.00-3.73   3.17
                                               ---------  -----------  -----
      Outstanding at June 30, 1999............ 4,421,000  $0.58-$3.73  $2.53
                                               =========  ===========  =====

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED NOTES TO UNAUDITED INTERIM
                CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The following table summarizes information about fixed stock options outstanding at June 30, 1999:

                          Options Outstanding              Options Exercisable
                   -------------------------------------  -----------------------
                                  Weighted
                                   Average     Weighted                 Weighted
       Range of                   Remaining    Average                  Average
       Exercise      Options     Contractual   Exercise     Options     Exercise
        Prices     Outstanding      Life        Price     Exercisable    Price
       --------    -----------   -----------   --------   -----------   --------
      $0.58-0.67      771,250        8.1        $0.62       246,563      $0.61
      $2.10-3.73    3,649,750        9.3         2.93       268,250       2.65
                    ---------        ---        -----       -------      -----
                    4,421,000        9.0        $2.53       514,813      $1.67
                    ---------        ---        -----       -------      -----

8. Equity Transactions

   During the first quarter and second quarter of 1999, we granted 517,000 and 633,500 stock options to employees and directors, respectively. Giving effect to our initial public equity offering (Note 12), the fair market value of our common stock exceeded the exercise price of the options granted. We also sold 150,000 shares of common stock to a director during the first quarter of 1999, which was retrospectively determined to be at a price below the fair market value. Total non-cash compensation related to these transactions of approximately $7,610,000 will be recognized, of which $985,000 was recorded during the first quarter of 1999, and $6,625,000 will be ratably charged to operations over the four-year vesting period of the options. Non-cash compensation expense totaling approximately $811,000 and $2,371,000 has been recorded for the three and six months ended June 30, 1999, respectively.

   On July 1, 1999, employees were granted 820,500 stock options. Giving effect to our initial public equity offering, the fair market value of our common stock exceeded the exercise price of the options granted. Total non-cash compensation related to this grant of approximately $5,314,000 will be ratably charged to operations over the four-year vesting period of the options beginning in the third quarter of 1999. In addition, during the second quarter of 1999, we granted 1,221,500 stock options to employees that were contingent upon the closing of our initial public equity offering, which occurred on August 2, 1999. The fair market value of our common stock on the date of the initial public offering exceeded the exercise price of these options. Total non-cash compensation of approximately $8,631,000 will be ratably charged to our operations over the four-year vesting period of the options beginning in the third quarter of 1999.

9. Income Taxes

   We recorded a provision for income taxes totaling $307,685 for the three and six months ended June 30, 1999, which is based on our estimate of the effective tax rate expected to be applicable for the full year. The effective tax rate of 18% for the six months ended June 30, 1999 differs from the statutory rate principally because our income tax obligation is based on alternative minimum tax requirements.

10. Supplemental Disclosure of Cash Flow Information

   Cash paid for interest and non-cash investing and financing activities for the six months ended June 30, 1999 is as follows:

                                                                    Six Months
                                                                       Ended
                                                                     June 30,
                                                                       1999
                                                                    -----------
      Cash paid during the period for interest..................... $   931,266
      Fixed assets acquired under capital lease.................... $21,220,939
      Payments made under capital leases........................... $       --
      Cash paid for income taxes................................... $ 1,602,000

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED NOTES TO UNAUDITED INTERIM
                CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Segment Information

   In 1998, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." We are organized primarily on the basis of strategic geographic operating segments that provide telecommunications services in each respective geographic region. All of our geographic operating segments have been aggregated into one reportable segment, "Communications Services," as of and for the periods ended June 30, 1999 and 1998, and December 31, 1998.

   Our chief operating decision maker views earnings before interest, taxes, depreciation and amortization ("EBITDA") as the primary measure of profit and loss. The following represents information about revenues and EBITDA (which excludes non-cash compensation), total assets and capital expenditures for the Communications Services reportable segment as of and for the year ended December 31, 1998 and for the six months ended June 30, 1999:

                                                          June 30,    December
                                                            1999      31, 1998
                                                         ----------- -----------
      Revenues.......................................... $56,330,740 $43,531,846
      EBITDA............................................  17,831,543  15,161,031
      Total assets...................................... 150,128,600  73,436,768
      Capital expenditures..............................  60,053,334  64,229,247

   The following reconciles total segment EBITDA to consolidated net loss before income taxes for the six months ended June 30, 1999 and 1998:

                                                      Six months   Six months
                                                        ended         ended
                                                       June 30,     June 30,
                                                         1999         1998
                                                     ------------  -----------
      Total EBITDA for reportable segment........... $ 17,831,543  $ 5,013,233
      Corporate EBITDA..............................      559,329      281,525
      Depreciation and amortization.................   (8,964,517)  (2,006,269)
      Interest expense..............................  (11,284,429)  (6,643,794)
      Interest income...............................    2,519,763    3,080,715
      Non-cash compensation expense.................   (2,371,047)    (650,000)
                                                     ------------  -----------
          Loss before income taxes.................. $ (1,709,358) $  (924,590)
                                                     ============  ===========

   The following reconciles segment total assets to consolidated total assets as of June 30, 1999 and December 31, 1998:

                                                        June 30,   December 31,
                                                          1999         1998
                                                      ------------ ------------
      Total assets for reportable segment............ $150,128,600 $ 73,436,768
      Cash and short-term investments................  104,811,039  133,307,515
      Other current assets...........................    2,210,431    1,125,124
      Fixed assets, net..............................   13,540,304    6,740,979
      Other noncurrent assets........................    4,874,622    4,963,894
                                                      ------------ ------------
          Total consolidated assets.................. $275,564,996 $219,574,280
                                                      ============ ============

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED NOTES TO UNAUDITED INTERIM
                CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   We currently only operates in the United States. Revenues by major customer for the six months ended June 30, 1999 and 1998, are as follows:

                                                       Six months
                                                          ended     Six months
                                                        June 30,       ended
                                                          1999     June 30, 1998
                                                       ----------- -------------
      Revenues from major customer A.................. $27,547,943  $8,639,978
      Revenues from major customer B..................  13,057,827   1,290,398

12. Subsequent Events

   On August 2, 1999, we raised approximately $119,000,000 of net proceeds in an initial public offering ("IPO") of our common stock. We sold 9,950,000 shares of our common stock at a price of $13 per share. Pursuant to the terms of the underwriting agreement among us and our underwriters, the underwriters may elect to purchase an additional 1,492,500 shares of our common stock solely to cover over-allotments, if any. The underwriters have until August 27, 1999 to exercise this option. In connection with the IPO, our Board of Directors and stockholders authorized: (1) a recapitalization of our existing Class A common stock, Class B common stock, and Class C common stock into a single class of common stock; (2) an increase in the number of authorized shares of common stock to 100,000,000 and the authorization of 2,000,000 shares of preferred stock; and (3) a 500 for-one stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   General. We provide data, voice and colocation services to large, communications-intensive users in major cities. We began operations in 1996 and initiated service first in Chicago in May 1997. We currently serve a total of 13 markets, which encompass a total of 34 metropolitan statistical areas, or MSAs, and plan to serve 16 markets, or 42 MSAs, by the end of 1999 and 20 markets, or 50 MSAs, by the end of 2000. We believe our market expansion will allow us to reach a critical mass of geographic coverage and service capability for our target customer base of communications-intensive users. As of June 30, 1999, we sold 133,536 access lines, of which 106,749 were installed and in service.

   Our operating results are expected to change over the next 15 months as a result of several trends in our business and in the regulatory environment. First, we anticipate that the mix of lines we sell will shift from being dominated by ISP customer lines to being more evenly balanced among ISP, corporate and VAR customer lines due to expanded marketing efforts. Second, we expect our revenues from and margin on ISP lines to decline as our interconnection agreements in each state in which we operate come up for renewal. In connection with these trends, we intend to emphasize the sale of new products that leverage our network to maximize revenues per line and operating margins. These products include high-speed remote access to the Internet and LANs connected via DSL technology. Third, our continued expansion may result in negative operating cash flows and operating losses for a period of time. If this occurs, we expect to again produce positive operating cash flows once these trends stabilize and operating activities in our newer markets are established and mature. If, however, these trends do not stabilize or our operating activities are not established or do not mature as expected, we may continue to sustain negative operating cash flows and net losses.

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

   We earn reciprocal compensation revenue for calls made by customers of another local exchange carrier to our customers. Conversely, we incur reciprocal compensation expense to other local exchange carriers for calls by our customers to their customers. Reciprocal compensation has historically been a significant component of our total revenue due to the preponderance of inbound applications utilized by our customers. Reciprocal compensation represented approximately 75% of total revenues in 1998 and approximately 72% and 71% of total revenues for the six and three months ended June 30, 1999, respectively.

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

   Historically, leasing rather than building our transport network has resulted in capital expenditures which we believe are lower than those of CLECs of similar size that own their fiber networks. Our capital expenditures have been driven by customer service demands and projected near-term revenue streams from our established markets. In addition, we believe that the percentage of these "success-based" capital expenditures is higher than those of fiber-based CLECs. In contrast, we incur operating expenses for leased facilities that are proportionately higher than those incurred by fiber-based CLECs. The margin impact of these higher, anticipated operating expenses is expected to be mitigated, in part, by a higher revenue per line, which we anticipate as a result of our focus on communications-intensive users.

   As contemplated by our business plan, in April and May 1999 we entered into a number of agreements to own fiber transport capacity as well as continue to lease transport facilities for combined minimum commitments of $98.6 million over five years and $42.6 million over the next fifteen years. These commitments will result in increased operating expenses for future periods, which we believe should be more than offset by future revenues associated with new services made possible, in part, by these agreements.

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

   We record monthly non-cash compensation expense related to shares issued to some of our executive officers in November 1996, in connection with the September 30, 1998 amendments to vesting agreements with some of our executive officers, in connection with stock options granted to employees and directors during the first and second quarters of 1999, and shares issued to a director during the first quarter of 1999. We will continue to record non-cash compensation expense in future periods relating to these events through the third quarter of 2003 (See Note 8 to our Unaudited Interim Consolidated Financial Statements).

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

                                         1998                            1999
                          ------------------------------------  ------------------------
                            Second       Third       Fourth        First       Second
                           Quarter      Quarter      Quarter      Quarter      Quarter
                          ----------  -----------  -----------  -----------  -----------
Revenues................  $8,078,043  $12,755,293  $17,596,062  $26,003,897  $30,326,843
EBITDA..................  $3,326,828  $ 4,348,713  $ 6,393,913  $ 9,968,682  $ 8,422,190
Lines Sold to Date......      30,385       41,316       68,184       85,329      133,536
Lines Installed to
 Date(1)................      24,357       33,188       52,011       70,572      106,749
Estimated Data Lines (%
 of Installed lines)....          81%          69%          71%          71%          72%
Lines on Switch (%).....         100%         100%         100%         100%         100%
ILEC Central Offices
 Interconnected.........         249          297          340          443          771
ILEC Central Office
 Colocations in Service
 or Under Development...         --           --           --            23           58
Average Monthly Revenue
 Per Line...............        $139         $148         $138         $141         $114
Quarterly Minutes of use
 switched (in millions).         683        1,039        1,444        2,033        2,657
Markets in Operation....           2            6           10           12           13
MSAs Served.............           6           13           29           31           34
Switches Operational....           2            4            6            7            9
Focal Customer
 Colocation Space in
 Service (Sqr. Ft.).....       2,938        9,882       23,302       29,282       41,081
Capital Expenditures
 ($mil).................         $13          $24          $21          $24          $57(2)
Employees...............         131          186          233          312          418

-------
(1) Does not include approximately 12,000 access lines in Boston, which are being managed by us on behalf of Level 3 Communications, as a result of our purchase of Level 3's switch in January of 1999. These lines are expected to eventually migrate to Level 3's network.
(2) Includes approximately $21 million of assets acquired under a capital lease during the second quarter of 1999.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

   Our total revenues for the three months ended June 30, 1999 were $30.3 million compared to $8.1 million for the three months ended June 30, 1998. This $22.2 million increase is primarily due to our generation of revenues from several markets, including Chicago and New York during the second quarter of 1999 compared to revenues being generated from only two markets, Chicago and New York, in the second quarter of 1998. Also contributing to our revenue increase is that the number of lines we installed during the second quarter of 1999 exceeded the lines installed in the comparable period of 1998 by approximately 26,000 lines. Customer service and network operations expenses totaled $15.0 million for the second quarter of 1999 compared to $2.8 million for the second quarter of 1998. This $12.2 million increase resulted from our rapid expansion into new markets and related costs for leased facilities, usage settlements, customer care and operational personnel, equipment maintenance and other operating expenses. Selling, general and administrative expenses also increased by $4.9 million, from $2.0 million during the three months ended June 30, 1998 to $6.9 million during the most recent three month period as a result of our rapid expansion. Similarly, depreciation and amortization increased from $1.1 million to $4.9 million in the comparative periods. This increase of $3.8 million is a result of a significant increase in the level of fixed assets we put into service between July 1, 1998 and June 30, 1999. Non-cash compensation expense was $0.8 million for the second quarter of 1999 compared to $0.3 million for the second quarter of 1998. The increase of $0.5 million in non-cash compensation expense is the result of the September 30, 1998 amendments of vesting agreements with some of our executive officers and stock options granted to employees and directors during the first and second quarters of 1999.

   Interest income decreased from $2.1 million in the second quarter of 1998, to $1.2 million in the comparable period of 1999. This $0.9 million decrease is due to our utilization of approximately $35.3 million of our cash, cash equivalents, and short-term investments for planned capital and operations requirements. Interest expense increased from $4.5 million in the second quarter of 1998 to $5.9 million in the second quarter of 1999. This $1.4 million increase is due to an additional $0.6 million of amortization of our Notes and $0.8 million of interest expense on our secured equipment term loan that we entered into during December 1998. Interest on the Notes is not payable in cash until August 2003.

   We incurred U.S income tax expense of $0.3 million for the second quarter of 1999 due to the application of the alternative minimum income tax. We incurred no income tax expense during the second quarter of 1998. We had a net loss of $2.3 million in the second quarter of 1999 compared to a net loss of $0.6 million in the comparable period of 1998. This $1.7 million of additional losses in the second quarter of 1999 is a direct result of our planned expansion into 16 markets by the end of 1999.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

   Our total revenues for the first half of 1999 were $56.3 million compared to $13.2 million for the first half of 1998. This increase of $43.1 million is primarily due to our generation of revenues from several markets, including Chicago and New York during the first half of 1999 compared to revenues being generated from only two markets, Chicago and New York, in the comparable period of 1998. Also contributing to our increase in revenues is the installation of approximately 55,000 lines during the first half of 1999, which exceeded the lines installed in the comparable period of 1998 by approximately 38,000 lines. Customer service and network operations expense was $4.6 million in the six months ended June 30, 1998 and $25.4 million during the most recent six-month period. The $20.8 million increase resulted from our rapid expansion into new markets. Selling, general and administrative expense increased by $9.3 million to $12.6 million for the first half of 1999 as a result of our planned expansion. Similarly, depreciation and amortization increased from $2.0 million to $9.0 million in the comparative periods. This increase of $7.0 million is a result of a significant increase in the level of fixed assets put into service in the first half of 1999 compared to the first half of 1998. Non-cash compensation expense was $2.4 million for the first half of 1999 compared to $0.7 million for comparable period in 1998. This $1.7 million increase in non-cash compensation expense is the result of the September 30, 1998 amendments of vesting agreements with some of our executive officers, stock options granted to employees and directors during the first and second quarters of 1999, and stock issued to a director during the first quarter of 1999.

   Interest income decreased from $3.1 million in the six months ended June 30, 1998 to $2.5 million in the six months ended June 30, 1999. This decrease of $0.6 million is due to our utilization of our cash, cash equivalents, and short-term investments for our planned capital and operations requirements. Interest expense increased from $6.6 million in the first half of 1998 to $11.3 million in the first half of 1999. This increase of $4.7 million is due to an additional $3.5 million of amortization of our Notes and $1.2 million of interest expense on our secured equipment term loan that we entered into during December 1998.

   We incurred U.S income tax expense of $0.3 million for the first half of 1999 due to the application of the alternative minimum income tax. We incurred no income tax expense during the first half of 1998. We had a net loss of $2.0 million for the first six months of 1999 compared to a net loss of $0.9 million in the comparable period of 1998. This $1.1 million of additional losses in the first half of 1999 is a direct result of our planned expansion into 16 markets by the end of 1999.

Liquidity and Capital Resources

   We intend to continue to increase our coverage of major U.S. cities by expanding our services to three additional markets in 1999 and another four markets in 2000. This business plan contemplates that we expand our existing networks and services, deploy our own fiber capacity in a majority of our markets and fund our initial operating losses. We will require significant capital to fund the purchase and installation of telecommunications switches, equipment, infrastructure and fiber facilities and/or long-term rights to use fiber transport capacity. The implementation of this plan requires significant capital expenditures, a substantial portion of which will be incurred before significant related revenues from our new markets are expected to be realized.

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

   Our capital expenditures were approximately $60.1 million for the first half of 1999, primarily reflecting capital spending for the build-out of 17 of 20 of our markets, including the $7.7 million acquisition of network assets and associated infrastructure from Level 3 Communications for our Boston market. We estimate that our capital expenditures in connection with our business plan will be approximately $90 million for the remainder of 1999. The 1999 expenditures are expected to be made primarily for the build-out of additional markets, the expansion of our existing markets and services, including high-speed data services, and the purchase of local fiber transport capacity in a majority of our markets. In addition, during May 1999 we entered into a capital lease arrangement with a carrier for the acquisition of dark fiber transport capacity. We have recorded $21.2 million of assets under capital lease relating to this agreement during second quarter of 1999.

   We estimate that the implementation of our business plan, as currently contemplated, including the remaining 1999 capital expenditures previously described, operating losses in newer markets and working capital needs will be funded through the fourth quarter of 2000 with cash, cash equivalents and short-term investments currently on hand, borrowing capacity under our $50 million equipment term loan facility (described below), anticipated cash flows from future operations and the net proceeds received of approximately $119 million from our initial public offering that was completed on August 2, 1999.

   Our expectations of our future capital requirements and cash flows from operations are based on current estimates. If our plans or assumptions change or prove to be inaccurate, we may be required to seek additional sources of capital or seek additional capital sooner than currently anticipated. We may also choose to raise additional capital to take advantage of favorable conditions in the capital markets.

   Net cash provided by operating activities for the first half of 1999 was $12.4 million, an increase of $8.4 million from the same period in 1998. This increase is primarily the result of a $7.0 million increase in depreciation and amortization, a $1.7 million increase in non-cash compensation expense, an additional $3.5 million of amortization of our Notes, and a $7.3 million increase in accounts payable and accrued liabilities, which was offset by increased accounts receivable of $4.9 million and income taxes paid totaling $4.1 million. Net cash used in investing activities was $70.6 million for the first half of 1999 compared to $20.4 million in the first half of 1998. This increase of $50.2 million is primarily the result of our expansion into new markets, which resulted in capital expenditures that exceeded the capital expenditures of the first half of 1998 by $39.7 million, and our short-term investments changed by $10.6 million in the first half of 1999. Short-term investments primarily consist of debt securities, which typically mature between three months and one year. Net cash provided by financing activities for the first six months of 1999 was $18.4 million, a decrease of $135.8 million from the first six months of 1998. This decrease is primarily the result of our receipt of $144.1 million in net proceeds from the issuance of Notes during the first half of 1998.

   Our $50 million equipment term loan facility with NTFC Capital Corporation provides that NTFC will make term loans to us in an aggregate principal amount of up to $50 million. These loans are to be used solely for the purchase of telecommunications equipment and related software licenses. To secure the loans, we have granted NTFC a security interest in the assets acquired with the loans. Loans must be repaid over a five-year period from the date of the borrowing, which must be on or prior to December 31, 1999. Principal and interest payments are due monthly, and interest accrues based on the five-year swap rate, plus additional basis points. Interest will accrue at a lower rate if we meet specified financial tests. As of June 30, 1999, we had $36.8 million outstanding under this term loan facility.

   We have historically incurred net losses and have an accumulated deficit of $11.3 million as of December 31, 1998 and $13.4 million as of June 30, 1999. We initially funded a large portion of our future operating losses and capital expenditures through the 1998 offering of the Notes and by other financings. On February 18, 1998, we received $150 million in gross proceeds from the sale of the Notes. The Notes will accrete to an aggregate stated principal amount of $270 million by February 15, 2003. As of June 30, 1999, the principal amount of the Notes had accreted to approximately $176.2 million. No interest is payable on the Notes prior to August 15, 2003. Thereafter, cash interest will be payable semi annually on August 15 and February 15 of each year. On August 2, 1999, we raised net proceeds of approximately $119 million in an initial public offering in which we sold 9,950,000 shares of our common stock at a price of $13 per share.

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

  . Interruptions of customer service

   Our Year 2000 compliance program can be divided into several phases. These phases include:

  . Assessing our material information systems and hardware for Year 2000 readiness

  . Assessing the Year 2000 readiness of third parties with whom we have significant business relationships and on whose systems and hardware we rely

  . Contingency planning

   As part of our internal assessment phase, we examined our material information systems, including our DMS-500 SuperNode central office switches, and other related hardware to determine whether these systems and hardware are Year 2000 compliant. However, we have not nor do we plan to identify, validate as compliant or remediate integrated circuits in any other systems or hardware. We have received assurances from all of our major software and hardware vendors that the products we use are Year 2000 compliant in all material respects and will function adequately after December 31, 1999.

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

   We have completed our Year 2000 compliance program and incurred approximately $0.3 million in remediation expenditures. All of these costs have been expensed as they were incurred. We intend to continue our Year 2000 compliance assessment of our software. If it comes to our attention that any of our software is not Year 2000 compliant, we intend to develop an action plan and further assess the risks of non-compliance and the resources that would be required to resolve the problem. We also intend to develop contingency plans to the extent we believe those plans would be useful.

   Based on our completion of our internal Year 2000 compliance program, we believe that our planning is adequate to secure Year 2000 readiness of our critical systems. Nevertheless, Year 2000 readiness is subject to a number of risks and uncertainties, some of which, like the readiness of other carriers upon whom we rely, are out of our control. We are not able to predict all the factors that could cause actual results to differ materially from our current expectations about Year 2000 readiness. The cost of our Year 2000 compliance program is based upon our management's best estimate. At this time, we believe that the major risks associated with an inability of our systems or software to process Year 2000 data correctly or a system failure or miscalculation causing a disruption of business activities or interruptions in customer service. If we, or third parties with whom we have significant business relationships, fail to achieve Year 2000 readiness with respect to critical systems, there could be a material adverse effect on our business, financial condition or results of operations.

   The discussions under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. Our future performance is subject to a number of risks and uncertainties that could cause actual results to differ substantially from our projections. See "Information Regarding Forward-looking Statements" on page 3 of this report.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

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

   We are exposed to interest rate risk, as additional debt financing is periodically needed due to the large operating losses and capital expenditures associated with establishing and expanding our network coverage. The interest rate that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt.

   While all of our long-term debt bears fixed interest rates, the fair market value of our fixed rate long-term debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed long-term debt obligations. The table below provides additional information about our Notes.

                                 As of June 30, 1999
       ------------------------------------------------------------------------
      Expected                                                       Average
      Maturity                                        Fixed Debt  Interest Rate
      --------                                       ------------ -------------
       1999......................................... $        --        --
       2000.........................................          --        --
       2001.........................................          --        --
       2002.........................................          --        --
       2003.........................................          --        --
       Thereafter...................................  270,000,000    12.125%
                                                     ------------    ------
                                                     $270,000,000    12.125%
                                                     ============    ======
       Fair Market Value............................ $150,525,000
                                                     ============

                          PART II--OTHER INFORMATION

Item 1. Legal and Administrative Proceedings

   With the exception of the matters discussed in our December 31, 1998 Annual Report on Form 10-K, filed on March 31, 1999, as amended by Form 10-K/A filed on April 7, 1999 and the matters discussed below, we are not aware of any material litigation against us. In the ordinary course of our business, we are involved in a number of regulatory proceedings before various state commissions and the FCC.

   We have received notice from Bell Atlantic that it intends to reduce the reciprocal compensation rate in the New York market from July 1, 1999 on a going forward basis, which we are vigorously challenging before the New York Public Utility Commission. We have also been informed by Bell Atlantic that they intend to withhold a portion of reciprocal compensation payments in the Philadelphia market.

Item 2. Changes in Securities and Use of Proceeds

   (a) On July 31, 1999, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware that (i) authorized us to issue up to 100,000,000 shares of common stock, par value $.01 per share ("common stock"), and up to 2,000,000 shares of Preferred stock, par value $.01 per share and (ii) automatically converted each outstanding share of our Class A common stock, Class B common stock and Class C common stock into 500 shares of common stock. Accordingly, the holders of shares of Class A common stock, Class B common stock and Class C common stock are now entitled to the rights of common stock. Holders of common stock are entitled to one vote per share on all matters to be voted on by stockholders generally, including the election of directors. Holders of common stock will be entitled to receive dividends, if any, declared from time to time by our Board of Directors out of funds legally available for dividends. If Focal is liquidated, dissolved or wound-up, holders of common stock will share proportionately in all assets available for distribution. However, dividend and distribution rights of holders of common stock will be subject to the rights of any holders of preferred stock that may be authorized by the Board of Directors and issued from time to time. The holders of common stock have no preemeptive or conversion rights. The common stock does not have cumulative voting rights. As a result, the holder or holders of more than half of the shares of common stock voting for the election of directors can elect all directors being elected at that time. There are no redemption or sinking fund provisions applicable to the common stock. As of August 2, 1999, there were 59,074,555 shares of common stock and no shares of preferred stock outstanding.

   (b) Not applicable.

   (c) During the second quarter of 1999, we issued an aggregate of 235,125 shares of common stock to our employees upon the exercise of stock options granted under our Amended and Restated 1997 Nonqualified Stock Option Plan for an aggregate purchase price of $404,045. No underwriter was engaged in connection with these sales, and these sales were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of the Securities Act, as a transaction not involving any public offering, or Rule 701 under the Securities Act, as a sale of securities pursuant to certain compensatory benefit plans.

   (d) Not applicable.

Item 3. Defaults Upon Senior Securities

   Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

   Pursuant to a written consent of our stockholders dated June 30, 1999, effected in accordance with the General Corporation Law of the State of Delaware, our stockholders re-elected all eight of our directors, who are Robert C. Taylor, Jr., John R. Barnicle, James E. Crawford, III, John A. Edwardson, Paul J. Finnegan, Richard D. Frisbie, James N. Perry, Jr. and Paul G. Yovovich, and ratified the appointment of Arthur Andersen LLP as our independent public accountant for the 1999 fiscal year.

   Pursuant to a written consent of our stockholders dated July 23, 1999, effected in accordance with the General Corporation Law of the State of Delaware, our stockholders voted to: (i) approve our Amended and Restated Certificate of Incorporation, (ii) approve our Amended and Restated Bylaws,
(iii) approve our 1998 Equity and Performance Incentive Plan and (iv) approve our 1998 Equity Plan for Non-Employee Directors.

   Holders of approximately 98.6% of the common stock outstanding consented to the actions referred to above. The remaining holders of shares of common stock were notified of the actions in accordance with the General Corporation Law of the State of Delaware.

Item 5. Other Information

   Not applicable.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

 Exhibit
 Number                            Exhibit Description
 -------  ---------------------------------------------------------------------
  3.1     Form of Amended and Restated Certificate of Incorporation.
          (Incorporated by reference to Exhibit No. 3.3 of the Company's registration statement on Form S-1 (No. 333-77995), as amended (the
          "S-1"))
  3.2     Form of Amended and Restated By-Laws. (Incorporated by reference to
          Exhibit No. 3.5 of the S-1)
  4.1     Amendment No. 4 to Stockholders Agreement with Madison Dearborn
          Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III,
          L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty and Robert C.
          Taylor, Jr., dated as of May 21, 1999. (Incorporated by reference to
          Exhibit No. 4.27 of the S-1)

 10.1     Amendment No. 1 to Loan and Security Agreement with NTFC Capital
          Corporation dated as of April 15, 1999. (Incorporated by reference to Exhibit No. 10.25 of the S-1)

 10.2     IRU Agreement dated April 28, 1999, by and between Focal Financial
          Services, Inc. and Level 3 Communications, LLC. (Incorporated by reference to Exhibit No. 10.55 of the S-1)

 10.3     Private Line Service Agreement, dated May 4, 1999, between Focal
          Communications Corporation and WorldCom Technologies, Inc.
          (Incorporated by reference to Exhibit No. 10.56 of the S-1)

 10.4     Fiber Optic Network leased Fiber Agreement between Metromedia Fiber
          Network Services, Inc. and Focal Financial Services, Inc. dated as of
          May 24, 1999. (Incorporated by reference to Exhibit No. 10.57 of the
          S-1)

 10.5 Amendment to 1997 Nonqualified Stock Option Plan (amended and restated as of August 21, 1998), dated as of May 21, 1999.
          (Incorporated by reference to Exhibit No. 10.58 of the S-1)
 27.1     Financial Data Schedule

   (b) Reports on Form 8-K

   The Company did not file any current reports on Form 8-K during the quarter ended June 30, 1999.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Focal Communications Corporation

                                              /s/ Robert C. Taylor, Jr.
                                          _____________________________________
                                                 Robert C. Taylor, Jr.,
                                              President and Chief Executive
                                               Officer(Authorized Officer)

Date: August 13, 1999

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

Date: August 13, 1999

                                               /s/ Gregory J. Swanson
                                          _____________________________________
                                                   Gregory J. Swanson,
                                            Controller (Principal Accounting
                                                        Officer)

Date: August 13, 1999

 Exhibit
 Number              Exhibit Description                      Location
 -------  -----------------------------------------   -------------------------
  3.1     Form of Amended and Restated Certificate    Incorporated by reference
          of Incorporation. (Incorporated by
          reference to Exhibit No. 3.3 of the
          Company's registration statement on Form
          S-1 (No. 333-77995), as amended (the "S-
          1"))
  3.2     Form of Amended and Restated By-Laws.       Incorporated by reference
          (Incorporated by reference to Exhibit No.
          3.5 of the S-1)
  4.1     Amendment No. 4 to Stockholders Agreement   Incorporated by reference
          with Madison Dearborn Capital Partners,
          L.P., Frontenac VI, L.P., Battery
          Ventures III, L.P., Brian F. Addy, John
          R. Barnicle, Joseph Beatty and Robert C.
          Taylor, Jr., dated as of May 21, 1999.
          (Incorporated by reference to Exhibit No.
          4.27 of the S-1)

 10.1     Amendment No. 1 to Loan and Security        Incorporated by reference
          Agreement with NTFC Capital Corporation
          dated as of April 15, 1999. (Incorporated
          by reference to Exhibit No. 10.25 of the
          S-1)

 10.2     IRU Agreement dated April 28, 1999, by      Incorporated by reference
          and between Focal Financial Services,
          Inc. and Level 3 Communications, LLC.
          (Incorporated by reference to Exhibit No.
          10.55 of the S-1)

 10.3     Private Line Service Agreement, dated May   Incorporated by reference
          4, 1999, between Focal Communications
          Corporation and WorldCom Technologies,
          Inc. (Incorporated by reference to
          Exhibit No. 10.56 of the S-1)

 10.4     Fiber Optic Network leased Fiber            Incorporated by reference
          Agreement between Metromedia Fiber
          Network Services, Inc. and Focal
          Financial Services, Inc. dated as of May
          24, 1999. (Incorporated by reference to
          Exhibit No. 10.57 of the S-1)

 10.5     Amendment to 1997 Nonqualified Stock        Incorporated by reference
          Option Plan (amended and restated as of
          August 21, 1998), dated as of May 21,
          1999. (Incorporated by reference to
          Exhibit No. 10.58 of the S-1)
 27.1     Financial Data Schedule                     Filed herewith