Form 10-Q
period 1999-09-30
FOCAL COMMUNICATIONS CORP
filed 1999-11-12
CIK 1059130

   As filed with the Securities and Exchange Commission on November 12, 1999
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

                       Commission file number 333-49397

                       Focal Communications Corporation
            (Exact name of registrant as specified in its charter)

               Delaware                              36-4167094
       (State of incorporation)         (IRS Employer Identification Number)

                             200 N. LaSalle Street
                                  Suite 1100
                               Chicago, IL 60601
         (Address of principal executive offices, including zip code)

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

                                  Yes X  No

   The number of shares outstanding of the issuer's common stock, as of October 31, 1999:

     Common stock ($.01 par value)                60,664,856 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                            Page
                                                                            ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited).................................   4
    Consolidated Statements of Operations for the Three months ended
     September 30, 1999 and 1998, and the Nine months ended September 30,
     1999 and 1998.........................................................   4
    Consolidated Balance Sheets as of September 30, 1999 and December 31,
     1998..................................................................   5
    Consolidated Statements of Cash Flows for the Nine months ended
     September 30, 1999 and 1998...........................................   6
    Condensed Notes to Unaudited Interim Consolidated Financial Statements.   7
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................  14
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  20
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings................................................  20
  Item 2. Changes in Securities and Use of Proceeds........................  21
  Item 3. Defaults Upon Senior Securities..................................  21
  Item 4. Submission of Matters to a Vote of Security Holders..............  21
  Item 5. Other Information ...............................................  22
  Item 6. Exhibits and Reports on Form 8-K.................................  22
SIGNATURES.................................................................  23

               INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

   We have made statements in this Report on Form 10-Q that are not historical facts. These "forward-looking statements" can be identified by the use of terminology such as "believes," "expects," "projects," "may," "will," "should" or "anticipates" or comparable terminology. These forward-looking statements include, among others, statements concerning:

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

  . Address Year 2000 remediation issues

                         Part I--Financial Information

Item 1. Financial Statements

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             For the three months       For the nine months
                              ended September 30         ended September 30
                           -------------------------  -------------------------
                               1999         1998          1999         1998
                           ------------  -----------  ------------  -----------
REVENUES.................  $ 34,484,877  $12,755,293  $ 90,815,617  $25,935,784
EXPENSES:
  Customer service and
   network operations....    19,910,797    4,432,861    45,265,793    9,046,809
  Selling, general and
   administrative........     8,790,781    3,973,719    21,375,653    7,245,504
  Depreciation and
   amortization..........     6,554,353    1,907,601    15,518,870    3,913,870
  Non-cash compensation
   expense...............     3,351,759    2,022,144     5,722,806    2,672,144
                           ------------  -----------  ------------  -----------
    Total operating
     expenses............    38,607,690   12,336,325    87,883,122   22,878,327
                           ------------  -----------  ------------  -----------
OPERATING INCOME (LOSS)..    (4,122,813)     418,968     2,932,495    3,057,457
                           ------------  -----------  ------------  -----------
OTHER INCOME (EXPENSE):
  Interest income........     2,239,551    1,801,116     4,759,314    4,881,831
  Interest expense.......    (6,860,047)  (4,676,705)  (18,144,476) (11,320,499)
                           ------------  -----------  ------------  -----------
                            (4,620,496)   (2,875,589)  (13,385,162)  (6,438,668)
                           ------------  -----------  ------------  -----------
LOSS BEFORE INCOME TAXES.    (8,743,309)  (2,456,621)  (10,452,667)  (3,381,211)
PROVISION FOR INCOME
 TAXES...................    (2,091,125)  (2,197,096)   (2,398,810)  (2,197,096)
                           ------------  -----------  ------------  -----------
NET LOSS.................  $(10,834,434) $(4,653,717) $(12,851,477) $(5,578,307)
                           ============  ===========  ============  ===========
BASIC AND DILUTED NET
 LOSS PER SHARE OF COMMON
 STOCK...................  $      (0.20) $     (0.11) $      (0.27) $     (0.13)
                           ============  ===========  ============  ===========
BASIC AND DILUTED
 WEIGHTED AVERAGE NUMBER
 OF SHARES OF COMMON
 STOCK OUTSTANDING.......    53,295,805   44,128,500    47,134,241   44,128,500
                           ============  ===========  ============  ===========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    September 30, 1999 and December 31, 1998

                                                         September 30,  December 31,
                                                             1999           1998
                                                         -------------  ------------
                         ASSETS
                         ------
CURRENT ASSETS:
  Cash and cash equivalents............................. $199,684,882   $126,041,001
  Short-term investments................................   22,312,603      7,959,940
  Accounts receivable, net of allowance for doubtful
   accounts of $6,100,000 and $1,189,000 at September
   30, 1999 and December 31, 1998, respectively.........   21,039,988      9,792,532
  Other current assets..................................    2,750,408        843,793
                                                         ------------   ------------
      Total current assets..............................  245,787,881    144,637,266
FIXED ASSETS, at cost...................................  191,258,161     76,119,650
  Less--Accumulated depreciation and amortization.......   20,745,656      6,146,530
                                                         ------------   ------------
    Fixed assets, net...................................  170,512,505     69,973,120
  Other Non-Current Assets, net.........................    4,297,131      4,963,894
                                                         ------------   ------------
                                                         $420,597,517   $219,574,280
                                                         ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
  Accounts payable...................................... $ 11,155,857   $ 12,420,470
  Accrued liabilities...................................    7,762,089      1,941,377
  Current maturities of long-term debt..................    8,536,695      2,887,036
                                                         ------------   ------------
      Total current liabilities.........................   27,454,641     17,248,883
LONG-TERM DEBT, net of current maturities...............  241,527,980    182,408,757
OTHER NONCURRENT LIABILITIES............................    1,269,924        588,228
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000 shares
   authorized and 60,646,138 and 48,687,000 issued and
   outstanding at September 30, 1999 and December 31,
   1998, respectively...................................      606,461        486,870
Additional paid-in capital..............................  176,183,668     34,927,448
Deferred compensation...................................   (2,244,206)    (4,736,432)
Accumulated deficit.....................................  (24,200,951)   (11,349,474)
                                                         ------------   ------------
      Total stockholders' equity........................  150,344,972     19,328,412
                                                         ------------   ------------
                                                         $420,597,517   $219,574,280
                                                         ============   ============

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the nine months ended
                                                          September 30
                                                   ---------------------------
                                                       1999           1998
                                                   -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss........................................ $ (12,851,477) $ (5,578,307)
  Adjustments to reconcile net loss to net cash
   provided by operating activities--
    Depreciation and amortization.................    15,518,870     3,913,870
    Non-cash compensation expense.................     5,722,806     2,672,144
    Amortization of obligation under capital
     lease........................................       531,545           --
    Amortization of discount on senior discount
     notes........................................    15,304,343    11,266,426
    Provision for losses on accounts receivable...     4,911,000     1,219,144
    Changes in operating assets and liabilities--
      Accounts receivable.........................   (16,158,456)  (11,137,064)
      Related-party receivables...................           --         34,883
      Other current assets........................    (1,906,615)     (700,665)
      Accounts payable and accrued liabilities....     4,556,099     8,399,178
      Other non-current liabilities...............       681,696       241,363
                                                   -------------  ------------
        Net cash provided by operating activities.    16,309,811    10,330,972
                                                   -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures............................   (94,221,644)  (43,048,293)
  Change in short-term investments................   (14,352,663)          --
                                                   -------------  ------------
        Net cash used in investing activities.....  (108,574,307)  (43,048,293)
                                                   -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan origination fees...........................      (252,981)          --
  Proceeds from issuance of long-term debt........    31,712,539   143,897,508
  Payments on long-term debt......................    (3,696,412)   (3,536,886)
  Net proceeds from the issuance of Common Stock..   138,145,231    13,800,000
                                                   -------------  ------------
        Net cash provided by financing activities.   165,908,377   154,160,622
                                                   -------------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.........    73,643,881   121,443,301
CASH AND CASH EQUIVALENTS, beginning of period....   126,041,001     2,256,552
                                                   -------------  ------------
CASH AND CASH EQUIVALENTS, end of period.......... $ 199,684,882  $123,699,853
                                                   =============  ============

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

    CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

             Three months and nine months ended September 30, 1999

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

   In connection with our August 2, 1999 initial public offering of common stock (Note 8), our Board of Directors and stockholders authorized: (1) a recapitalization of our existing Class A common stock, Class B common stock, and Class C common stock into a single class of common stock; (2) an increase in the number of authorized shares of common stock to 100,000,000 and the authorization of 2,000,000 shares of preferred stock; and (3) a 500 for-one stock split. All shares of common stock outstanding and per share amounts have been restated to reflect our recapitalization and stock split for all periods presented.

   Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current period presentation.

2. Risks and Uncertainties

   Reciprocal compensation payments are amounts paid by one carrier to send particular traffic to another carrier's network. Reciprocal compensation is currently a significant component of our total revenues representing approximately 75%, 60%, and 53% of our total revenues for 1998 and the nine and three month periods ended September 30, 1999, respectively. On July 1, 1999, we began to exclude certain reciprocal compensation revenues generated from our operations in a number of states where recent regulatory developments have impacted the potential collection of reciprocal compensation receivables in those states. We will recognize these revenues once we become certain that they are collectible.

   Ameritech is continuing to dispute its obligation to pay the reciprocal compensation owed to us. This dispute was ruled on in favor of Focal by the Illinois Commerce Commission in March 1998, and by a federal court in July 1998, and most recently in June 1999 by the Seventh Circuit Court of Appeals. Substantially all of the disputed amounts have been collected. There is a risk that prior decisions and any future appeal regarding the settlement of this dispute in favor of Focal could be revisited, which could allow Ameritech to obtain a refund of prior reciprocal compensation payments.

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

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED NOTES TO UNAUDITED INTERIM
                CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


3. Property and Equipment

   Property and equipment consists of the following:

                                                     September 30,  December 31,
                                                         1999           1998
                                                     -------------  ------------
                                                      (Unaudited)
      Building and improvements..................... $  8,360,440   $ 2,350,000
      Communications Network........................   83,733,779    44,774,965
      Construction in progress......................   42,938,951    15,103,564
      Computer Equipment............................    7,129,790     3,503,512
      Leasehold Improvements........................   23,713,248     8,577,724
      Furniture and fixtures........................    4,311,894     1,790,596
      Motor vehicles................................      153,192        19,289
      Assets under capital lease....................   20,916,867           --
                                                     ------------   -----------
                                                      191,258,161    76,119,650
      Less--Accumulated Depreciation and
       Amortization.................................  (20,745,656)   (6,146,530)
                                                     ------------   -----------
                                                     $170,512,505   $69,973,120
                                                     ============   ===========

4. Debt

   Long-term debt consists of the following:

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
                                                       (Unaudited)
      12.125% senior discount notes due 2008, net of
       unamortized discount of $88,592,673 and
       $103,897,016 at September 30, 1999 and
       December 31, 1998, respectively..............  $181,407,327  $166,102,984
      Secured equipment term loan, maximum borrowing
       level at $50,000,000.........................    46,286,959    19,192,809
      Obligation under capital lease................    21,448,412           --
      Term loan payable in monthly installments
       through June 2001 at an interest rate of
       6.5%.........................................       921,977           --
                                                      ------------  ------------
                                                       250,064,675   185,295,793
      Less--current maturities......................     8,536,695     2,887,036
                                                      ------------  ------------
                                                      $241,527,980  $182,408,757
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

   All drawdowns under the Facility bear interest at the five-year swap rate percent plus additional basis points, as defined in the Facility. As of September 30, 1999, there were no borrowings available to us under the Facility. Total drawdowns of $46,286,959 and $19,192,809 were outstanding under the Facility as of September 30, 1999 and December 31, 1998, respectively. The Facility provides for certain restrictive financial and nonfinancial covenants. Among other things, these covenants require the maintenance of minimum cash flow and revenue levels. We were in compliance with these covenants as of December 31, 1998 and September 30, 1999.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED NOTES TO UNAUDITED INTERIM
                CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


5. Loss Per Share

   SFAS No. 128 "Earnings Per Share," requires us to calculate our earnings per share based on basic and diluted earnings per share, as defined. Basic earnings per common share are based on the weighted average number of shares of common stock outstanding for the period. This calculation excludes certain unvested shares of common stock held by executives of the Company. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options and unvested shares of common stock. Since the adjustments required for the calculation of diluted weighted average common shares outstanding are anti-dilutive, this calculation has been excluded from the loss per share calculation for the three and nine months ended September 30, 1999 and 1998. Under the requirements of SFAS No. 128 our basic and diluted weighted average number of shares outstanding for the three and nine months ended September 30, 1999 and 1998 is as follows:

                             Three Months  Three Months   Nine Months   Nine Months
                                 Ended         Ended         Ended         Ended
                             September 30, September 30, September 30, September 30,
                                 1999          1998          1999          1998
                             ------------- ------------- ------------- -------------
   Basic Weighted Average
    Number of Common Shares
    Outstanding............   53,295,805    44,128,500    47,134,241    44,128,500
   Dilutive Stock Options
    and Unvested Common
    Shares.................    7,651,104     6,849,193     6,712,077     6,610,467
                              ----------    ----------    ----------    ----------
   Dilutive Weighted
    Average Number of
    Common Shares
    Outstanding............   60,946,909    50,977,693    53,846,318    50,738,967
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

   A summary of such fixed commitments at September 30, 1999 is as follows:

             Year                            Amount
             ----                         ------------
             1999........................ $  7,337,452
             2000........................   28,484,045
             2001........................   23,178,763
             2002........................   25,083,274
             2003........................   25,077,979
             Thereafter..................   82,708,220
                                          ------------
                 Total................... $191,869,733
                                          ============

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

   On May 24, 1999, we entered into an agreement for the acquisition of dark fiber transport capacity for a minimum of 2,500 fiber miles. This capacity purchase was financed through a capital lease arrangement with the carrier. The total minimum commitment is approximately $53 million over the 20 year lease term.

7. Stock Options

   We have chosen to account for stock based compensation using the intrinsic value method prescribed in Accounting Principals Board Opinion ("APB") No. 25, "Accounting for Stock Issued To Employees." We have determined the pro forma net loss and net loss per share for the three and nine months ended September 30, 1999 as if compensation expense had been recorded for options granted under the fair value method described in SFAS No. 123, "Accounting for Stock-Based Compensation."

   We utilize the Black-Scholes option pricing model to estimate the fair value of options at the date of grant. If we had adopted SFAS No. 123, pro forma net loss and pro forma basic and diluted net loss per share of common stock would have been approximately $(14,500,000) and $(0.27); and $(17,300,000) and $(0.37) for the three and nine months ended September 30, 1999, respectively.

   The Black-Scholes option model estimated the weighted average fair value at the date of grant for options granted during the nine months ended September 30, 1999 to be approximately $5.12 per option. Principal assumptions used in applying the Black-Scholes model were as follows:

                                         For the nine
                                         months ended
                                         September 30,
                                             1999
                                         -------------
             Risk-free interest rates...   5.6%-6.7%
             Expected life..............    5 years
             Expected volatility........ 41.7%-142.0%
             Expected dividend yield....       -
                                         ============

   The following summarizes option activity:

                                                                      Weighted
                                               Shares of              Average
                                                Common     Exercise   Exercise
                                                 Stock      Prices     Price
                                               ---------  ----------- --------
      Outstanding at December 31, 1998........ 3,595,000  $0.58-$3.00  $2.18
      Activity for the nine months ended
       September 30, 1999:
        Options Granted....................... 3,192,500   3.15- 4.32   3.79
        Options Exercised.....................  (363,337)  0.58- 3.73   1.74
        Options Canceled......................  (246,625)  2.21- 4.32   3.95
                                               ---------  -----------  -----
      Outstanding at September 30, 1999....... 6,177,538  $0.58-$4.32  $2.97
                                               =========  ===========  =====

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED NOTES TO UNAUDITED INTERIM
                CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The following table summarizes information about fixed stock options outstanding at September 30, 1999:

                           Options Outstanding        Options Exercisable
                     -------------------------------- --------------------
                                  Weighted
                                   Average   Weighted             Weighted
                                  Remaining  Average              Average
      Range of         Options   Contractual Exercise   Options   Exercise
   Exercise Prices   Outstanding    Life      Price   Exercisable  Price
   ---------------   ----------- ----------- -------- ----------- --------
   $0.58-$0.67          726,938      7.8      $0.62     257,123    $0.61
   $2.10-$4.32        5,450,600      9.2       3.28     534,521     2.84
                      ---------      ---      -----     -------    -----
                      6,177,538      9.0      $2.97     791,644    $2.11
                      =========      ===      =====     =======    =====

8. Equity Transactions

   During the first quarter and second quarter of 1999, we granted 517,000 and 633,500 stock options to employees and directors, respectively. Giving effect to our initial public offering, the fair market value of our common stock exceeded the exercise price of the options granted. We also sold 150,000 shares of common stock to a director during the first quarter of 1999, which was retrospectively determined to be at a price below the fair market value. Total non-cash compensation related to these transactions of approximately $7,610,000 will be recognized, of which $985,000 was recorded during the first quarter of 1999, and $6,625,000 will be ratably charged to operations over the four-year vesting period of the options. Non-cash compensation expense relating to these transactions totaling approximately $414,063 and $1,990,290 has been recorded for the three and nine months ended September 30, 1999, respectively.

   During the third quarter of 1999, employees and an outside consultant were granted 820,500 stock options. Giving effect to our initial public offering, the fair market value of our common stock exceeded the exercise price of the options granted. Total non-cash compensation related to the grant to employees of approximately $5,000,000 will be ratably charged to operations over the four-year vesting period of the options beginning in the third quarter of 1999. Total non-cash compensation related to the grant to the consultant will be charged to operations over the consultant's service period in accordance with SFAS No. 123. In addition, during the second quarter of 1999, we granted 1,221,500 stock options to employees that were contingent upon the closing of our initial public equity offering, which occurred on August 2, 1999. The fair market value of our common stock on the date of the initial public offering exceeded the exercise price of these options. Total non-cash compensation of approximately $8,631,000 will be ratably charged to our operations over the four-year vesting period of the options beginning in the third quarter of 1999. Non-cash compensation expense relating to these transactions totaling approximately $1,240,290 has been recorded for the three and nine months ended September 30, 1999.

   On August 2, 1999, we sold 9,950,000 shares of our common stock in an initial public offering ("IPO") at a price of $13 per share, which resulted in net proceeds to us of approximately $119 million. In connection with the IPO, our Board of Directors and stockholders authorized: (1) a recapitalization of our existing Class A common stock, Class B common stock, and Class C common stock into a single class of common stock; (2) an increase in the number of authorized shares of common stock to 100,000,000 and the authorization of 2,000,000 shares of preferred stock; and (3) a 500 for-one stock split.

   On August 19, 1999 pursuant to the terms of the underwriting agreement, among us and our underwriters, our underwriters elected their option to purchase an additional 1,492,500 shares of our common stock at $13 per share which resulted in additional net proceeds to us of approximately $18 million.

9. Income Taxes

   We recorded a provision for income taxes totaling $2,091,125 and $2,398,810 for the three and nine months ended September 30, 1999, respectively. Our tax provision is based on our estimate of the effective tax rate expected for the full year. The effective tax rate for the three and nine months ended September 30, 1999 differs

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED NOTES TO UNAUDITED INTERIM
                CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

from the statutory rate principally because our income tax obligation is based on alternative minimum tax requirements and due to valuation allowances recorded against deferred tax assets.

10. Supplemental Disclosure of Cash Flow Information

   Cash paid for interest and income taxes, and non-cash investing and financing activities for the nine months ended September 30, 1999 is as follows:

                                                                    Nine Months
                                                                       Ended
                                                                   September 30,
                                                                       1999
                                                                   -------------
      Cash paid during the period for interest....................  $ 1,986,437
      Fixed assets acquired under capital leases..................  $20,916,867
      Cash paid for income taxes..................................  $ 2,090,600

11. Segment Information

   We are organized primarily on the basis of strategic geographic operating segments that provide telecommunications services in each respective geographic region. All of our geographic operating segments have been aggregated into one reportable segment, "Communications Services," as of and for the periods ended September 30, 1999 and 1998, and as of December 31, 1998.

   Our chief operating decision maker views earnings before interest, taxes, depreciation and amortization ("EBITDA") as the primary measure of profit and loss. The following represents information about revenues and EBITDA (which excludes non-cash compensation), total assets and capital expenditures for the Communications Services reportable segment as of December 31, 1998 and as of and for the nine months ended September 30, 1999 and 1998:

                                                     September 30, September 30,
                                                         1999          1998
                                                     ------------- -------------
      Revenues......................................  $90,815,617   $25,935,784
      EBITDA........................................   21,734,745     9,055,391

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- -------------
      Total assets..................................  177,001,604    73,436,768
      Capital expenditures..........................   94,221,644    64,229,247
                                                      ===========   ===========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED NOTES TO UNAUDITED INTERIM
                CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)



   The following reconciles our total segment EBITDA to our consolidated net loss before income taxes for the nine months ended September 30, 1999 and 1998:

                                                    Nine months    Nine months
                                                       ended          ended
                                                   September 30,  September 30,
                                                       1999           1998
                                                   -------------  -------------
      Total EBITDA for reportable segment......... $ 21,734,745   $  9,055,391
      Corporate EBITDA............................    2,439,426        588,080
      Depreciation and amortization...............  (15,518,870)    (3,913,870)
      Interest expense............................  (18,144,476)   (11,320,499)
      Interest income.............................    4,759,314      4,881,831
      Non-cash compensation.......................   (5,722,806)    (2,672,144)
                                                   ------------   ------------
        Net loss before income taxes.............. $(10,452,667)  $ (3,381,211)
                                                   ============   ============

   The following reconciles our total segment assets to our consolidated total assets as of September 30, 1999 and December 31, 1998:

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
      Total assets for reportable segment........... $177,001,604  $ 73,436,768
      Cash and short-term investments...............  221,997,485   133,307,515
      Other current assets..........................    1,829,730     1,125,124
      Fixed assets, net.............................   15,471,567     6,740,979
      Other noncurrent assets.......................    4,297,131     4,963,894
                                                     ------------  ------------
        Total consolidated assets................... $420,597,517  $219,574,280
                                                     ============  ============

   We currently operate in the United States. Revenues by major customer for the nine months ended September 30, 1999 and 1998, are as follows:

                                                      Nine months   Nine months
                                                         ended         ended
                                                     September 30, September 30,
                                                         1999          1998
                                                     ------------- -------------
      Revenues from major customer A................  $43,361,652   $15,927,335
      Revenues from major customer B................   18,292,878     3,354,077

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   General. Focal provides data, voice and colocation services to large, communications-intensive users in major cities. We began operations in 1996 and initiated service first in Chicago in May 1997. We currently serve a total of 14 markets, which encompass a total of 38 metropolitan statistical areas, or MSAs, and plan to serve 16 markets, or 42 MSAs, by the end of 1999 and 20 markets, or 50 MSAs, by the end of 2000. We believe our market expansion will allow us to reach a critical mass of geographic coverage and service capability for our target customer base of communications-intensive users. As of September 30, 1999, we sold 169,122 access lines, of which 137,033 were installed and in service.

   Focal projects it will install approximately 30,000 additional access lines during the fourth quarter of 1999, for a total of 115,000 new lines installed during 1999. During year 2000, we expect to install over 200,000 access lines as our existing markets continue to mature and as we launch service in additional new markets.

   Our operating results are expected to change over the next 12 months as a result of several trends in our business and in the regulatory environment. First, we anticipate that the mix of lines we sell will shift from being dominated by ISP customer lines to being more evenly balanced among ISP, corporate and VAR customer lines due to expanded marketing efforts. Second, we expect our revenues from and margin on ISP lines to decline due to the impact of regulatory developments on the potential collection of reciprocal compensation in certain markets and the renegotiation of our interconnection agreements in each state in which we operate, described below. In connection with these trends, we intend to emphasize the sale of new products that leverage our network to maximize revenues per line and operating margins. These products include high-speed access to the Internet and LANs connected via DSL technology. Third, our continued expansion may result in negative operating cash flows and operating losses for a period of time. If this occurs, we expect to again produce positive operating cash flows once these trends stabilize and operating activities in our newer markets are established and mature. If, however, these trends do not stabilize or our operating activities are not established or do not mature as expected, we may continue to sustain negative operating cash flows and net losses.

   Revenues. Our revenues are comprised of monthly recurring charges, usage charges and initial, non-recurring charges. Monthly recurring charges include the fees paid by our customers for lines in service, additional features on those lines, and colocation space. Monthly recurring charges are derived only from end user customers. Usage charges consist of fees paid by end users for each call made, fees paid by the ILEC and other CLECs as reciprocal compensation, and access charges paid by the IXCs for long distance traffic that we originate and terminate. Non-recurring revenues are typically derived from fees charged to install new customer lines.

   We earn reciprocal compensation revenue for calls made by customers of other local exchange carriers to our customers. Conversely, we incur reciprocal compensation expense to other local exchange carriers for calls by our customers to their customers. Reciprocal compensation has historically been a significant component of our total revenue due to the preponderance of inbound applications utilized by our customers. On July 1, 1999, we began to exclude certain reciprocal compensation revenues generated from our operations in a number of states where recent regulatory developments have impacted the potential collection of reciprocal compensation receivables in those states. We will recognize these revenues once we become certain that they are collectible. Reciprocal compensation represented approximately 75% of total revenues in 1998 and approximately 60% and 53% of total revenues for the nine and three months ended September 30, 1999, respectively.

   We expect the proportion of revenues represented by reciprocal compensation to substantially decrease in the future as a result of the expiration and subsequent renegotiation of our existing interconnection agreements with the ILECs, impact of recent and future regulatory developments, and as a result of our focus on increasing the percentage of our lines that are sold to non-ISP customers. We expect the most significant impact of the reduction in reciprocal compensation to occur when our existing interconnection agreement with Ameritech Illinois, which expires during the fourth quarter of 1999, is renegotiated. Although we expect to renew our existing interconnection agreements on satisfactory terms, we expect that the new agreements will result in lower negotiated interconnection rates for future reciprocal compensation. Revenues from reciprocal compensation could also decline as a result of adverse judicial or regulatory determinations. We expect to generate additional revenues from other services which will offset this anticipated decrease in reciprocal compensation revenues. A reduction in or elimination of reciprocal compensation revenues that are not offset by increases in other revenues generated by us could have a material adverse effect on us and our results of operations.

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

   As contemplated by our business plan, in April and May 1999 we entered into a number of agreements to own fiber transport capacity as well as continue to lease transport facilities for combined minimum commitments of $98.6 million over five years and $42.6 million over the next fifteen years. These commitments will result in increased operating expenses for future periods,which we believe should be more than offset by future revenues associated with new services made possible, in part, by these agreements.

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

   We record monthly non-cash compensation expense related to shares issued to some of our executive officers in November 1996, in connection with the September 30, 1998 amendments to vesting agreements with some of our executive officers, in connection with stock options granted to employees, an outside consultant, and directors during 1999, and shares issued to a director during the first quarter of 1999. We will continue to record non-cash compensation expense in future periods relating to these events through the third quarter of 2003 (See Note 8 to our Unaudited Interim Consolidated Financial Statements).

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

                                   1998                            1999
                          ------------------------  ---------------------------------------
                             Third       Fourth        First       Second          Third
                            Quarter      Quarter      Quarter      Quarter        Quarter
                          -----------  -----------  -----------  -----------    -----------
Revenues................  $12,755,293  $17,596,062  $26,003,897  $30,326,843    $34,484,877
EBITDA..................  $ 4,348,713  $ 6,393,913  $ 9,968,682  $ 8,422,190    $ 5,783,299
Lines Sold to Date......       41,316       68,184       85,329      133,536        169,122
Lines Installed to Date.       33,188       52,011       70,572      106,749        137,033
Estimated ISP Lines (%
 of Installed lines)....           69%          71%          71%          72%            72%
Lines on Switch (%).....          100%         100%         100%         100%           100%
ILEC Central Offices
 Interconnected.........          297          340          443          771            948
ILEC Central Office
 Colocations in Service
 and Under Development..          --           --            23           58            201
Average Monthly Revenue
 Per Line...............  $       148  $       138  $       141  $       114    $        94
Quarterly Minutes of use
 switched (in millions).        1,039        1,444        2,033        2,657          3,514
Markets in Operation....            6           10           12           13             14
MSAs Served.............           13           29           31           34             38
Switches Operational....            4            6            7            9             10
Focal Customer
 Colocation Space in
 Service (Sqr. Ft.).....        9,882       23,302       29,282       41,081         53,478
Capital Expenditures
 ($mil).................  $        24  $        21  $        24  $        57(1) $        34
Employees...............          186          233          312          418            478
Sales Force (2).........           35           47           65           93            105

--------
(1) Includes approximately $21 million of assets acquired under a capital lease during the second quarter of 1999.
(2) Quota bearing sales professionals. Does not include sales engineers or customers support personnel.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

   Our total revenues for the three months ended September 30, 1999 were $34.5 million compared to $12.8 million for the three months ended September 30, 1998. This $21.7 million increase is primarily due to the generation of revenues from numerous markets during the third quarter of 1999 compared to only two markets, Chicago and New York, in the third quarter of 1998. Customer service and network operations expenses totaled $19.9 million for the third quarter of 1999 compared to $4.4 million for the third quarter of 1998. This $15.5 million increase resulted from our rapid expansion into new markets and related costs for leased facilities, usage settlements, customer care and operational personnel, equipment maintenance and other operating expenses. Selling, general and administrative ("SG&A") expenses also increased by $4.8 million, from $4.0 million during the three months ended September 30, 1998 to $8.8 million during the most recent three months ended
September 30, 1999 as a result of our rapid expansion. In addition, our overall customer service, network operations, and SG&A expenses increased between comparable three month periods due to a corresponding increase in our employee base by 292 employees.

   Depreciation and amortization increased from $1.9 million to $6.6 million in the comparative three-month periods. This increase of $4.7 million is a result of a significant increase in the level of fixed assets we put into service between October 1, 1998 and September 30, 1999. Non-cash compensation expense was $3.4 million for the third quarter of 1999 compared to $2.0 million for the third quarter of 1998. The increase of $1.4 million in non-cash compensation expense is the result of September 30, 1998 amendments of vesting agreements with some of our executive officers and stock options granted to employees, an outside consultant, and directors during 1999.

   Interest income increased from $1.8 million in the third quarter of 1998, to $2.2 million in the comparable period of 1999. This $0.4 million increase is primarily due to the receipt of $137 million in net proceeds from our initial public offering during the third quarter of 1999. Interest expense increased from $4.7 million in the third quarter of 1998 to $6.9 million in the third quarter of 1999. This $2.2 million increase is due to an additional $0.6 million of amortization of our outstanding senior discount notes, $1.1 million of interest expense on our secured equipment term loan that we entered into during December 1998, and $0.5 million of interest expense relating to our capital lease obligation for dark fiber transport capicity.

   We incurred U.S income tax expense of $2.1 million for the third quarter of 1999 compared to $2.2 million in the same period of 1998. We are obligated to pay federal and state income taxes due to the application of the alternative minimum tax. We had a net loss of $10.8 million in the third quarter of 1999 compared to a net loss of $4.7 million in the comparable period of 1998. This $6.1 million of additional losses in the third quarter of 1999 is primarily the result of our planned expansion, an additional $2.2 million in interest expense, and $1.4 million of additional non-cash compensation expense in the third quarter of 1999.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

   Our total revenues for the first nine months of 1999 were $90.8 million compared to $25.9 million for the first nine months of 1998. This increase of $64.9 million is primarily due to the generation of revenues from numerous markets during the first nine months of 1999 compared to only two markets, Chicago and New York, in the comparable period of 1998. We installed approximately 85,000 lines during the first nine months of 1999, which exceeded the lines installed in the comparable period of 1998 by approximately 59,000 lines. Customer service and network operations expense was $9.0 million in the nine months ended September 30, 1998 and $45.3 million during the most recent nine-month period. This $36.3 million increase resulted primarily from our rapid expansion into an additional eight new markets through the end of the third quarter of 1999. SG&A expense increased by $14.2 million to $21.4 million for the first nine months of 1999 as a result of our planned expansion. In addition, our overall customer service, network operations, and SG&A expenses increased between comparable nine month periods due to a corresponding increase in our employee base by 292 employees.

   Depreciation and amortization increased from $3.9 million to $15.5 million in the comparative nine-month periods. This increase of $11.6 million is a result of our 1999 expansion into new markets which resulted in capital expenditures of approximately $51.2 million greater than that of the comparable period of 1998. Non-cash compensation expense was $5.7 million for the first nine months of 1999 compared to $2.7 million for comparable period in 1998. This $3.0 million increase in non-cash compensation expense is the result of September 30, 1998 amendments of vesting agreements with some of our executive officers, stock options granted to employees, an outside consultant, and directors during 1999, and stock issued to a director during the first quarter of 1999.

   Interest income remained consistent between the nine month periods at approximately $4.8 million as our average cash, cash equivalents, and short-term investment balances were similar between periods. Interest expense increased from $11.3 million during the first nine months of 1998 to $18.1 million in the first nine months of 1999. This increase of $6.8 million is due to an additional $4.0 million of amortization of our outstanding senior discount notes, $2.3 million of interest expense on our secured equipment term loan, and $0.5 million of non-cash interest expense relating to our capital lease obligation for dark fiber transport capicity.

   We incurred U.S income tax expense of $2.4 million for the first nine months of 1999 compared to $2.2 million in the same period of 1998. We are obligated to pay federal and state income taxes due to the application of the alternative minimum tax. We had a net loss of $12.9 million for the first nine months of 1999 compared to a net loss of $5.6 million in the comparable period of 1998. This $7.3 million of additional losses in the first nine months of 1999 is a direct result of our planned expansion, an additional $6.8 million of interest expense, and an additional $3.0 million in non-cash compensation expense.

Liquidity and Capital Resources

   We intend to continue to increase our coverage of major U.S. cities by expanding our services to two additional markets during the fourth quarter of 1999 and another four markets during 2000. Our business plan will require that we expand our existing networks and services, deploy our own fiber capacity in a majority of our markets and fund our initial operating losses. We will require significant capital to fund the purchase and installation of telecommunications switches, equipment, infrastructure and fiber facilities and/or long-term rights to use fiber transport capacity. The implementation of this plan requires significant capital expenditures, a substantial portion of which will be incurred before significant related revenues from our new markets are expected to be realized. These expenditures, together with associated early operating expenses, may result in our having substantial negative operating cash flow and substantial net operating losses for the foreseeable future, including 1999 and 2000. Although we believe that our cost estimates and the scope and timing of our build-out are reasonable, we cannot assure you that actual costs or the timing of the expenditures, or that the scope and timing of our build-out, will be consistent with current estimates.

   Our capital expenditures were approximately $94 million for the first nine months of 1999, primarily reflecting capital spending for the build-out of 18 of 20 of our markets, including the $7.7 million acquisition of network assets and associated infrastructure from Level 3 Communications for our Boston market. In addition, during May 1999, we entered into a capital lease arrangement with a carrier for the acquisition of dark fiber transport capacity. We have recorded approximately $21 million of assets under capital lease relating to this agreement as of September 30, 1999. We estimate that our capital expenditures in connection with our business plan will be approximately $35 million for the fourth quarter of 1999. The remaining 1999 expenditures are expected to be made primarily for the build-out of additional markets, the expansion of our existing markets and services, including high-speed data services, and the purchase of local fiber transport capacity in a majority of our markets.

   We estimate that the implementation of our business plan, as currently contemplated, including the fourth quarter 1999 capital expenditures previously described, operating losses in newer markets and working capital needs will be funded through the fourth quarter of 2000 with cash, cash equivalents and short-term investments currently on hand, anticipated cash flows from future operations and the net proceeds received of approximately $137 million from our August 1999 initial public offering.

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

   Net cash provided by operating activities for the first nine months of 1999 was $16.3 million, an increase of $6.0 million from the same period in 1998. This increase is primarily the result of an $11.6 million increase in depreciation and amortization, a $3.0 million increase in non-cash compensation expense, and an additional $4.0 million of amortization of our senior discount notes, which was offset by additional net losses of $7.3 million and increased accounts receivable of $5.1 million. Net cash used in investing activities was $108.6 million for the first nine months of 1999 compared to $43.0 million in the first nine months of 1998. This increase of $65.6 million is primarily the result of our 1999 expansion into new markets, which resulted in capital expenditures that exceeded the first nine months of 1998 by $51.2 million, and our short-term investments increased by $14.4 million in the first nine months of 1999. Short-term investments primarily consist of debt securities, which typically mature between three months and one year. Net cash provided by financing activities for the first nine months of 1999 was $165.9 million, an increase of $11.7 million from the first nine months of 1998. This increase is primarily the net result of our debt and equity proceeds between the comparable periods.

   Our $50 million equipment term loan facility with NTFC Capital Corporation provides that NTFC will make term loans to us in an aggregate principal amount of up to $50 million. These loans are to be used solely for the purchase of telecommunications equipment and related software licenses. To secure the loans, we have granted NTFC a security interest in the assets acquired with the loans. Loans must be repaid over a five-year period from the date of the borrowing, which must be on or prior to December 31, 1999. Principal and interest payments are due monthly, and interest accrues based on the five-year swap rate, plus additional basis points. Interest will accrue at a lower rate if we meet specified financial tests. As of September 30, 1999, there are no borrowings available to us under this facility and $46.3 million is outstanding at the end of the third quarter of 1999.

   We have historically incurred net losses and have an accumulated deficit of $11.3 million as of December 31, 1998 and $24.2 million as of September 30, 1999. We initially funded a large portion of our future operating losses and capital expenditures through the 1998 offering of our senior discount notes and by other financings. On February 18, 1998, we received $150 million in gross proceeds from the sale of the notes. The notes will accrete to an aggregate stated principal amount of $270 million by February 15, 2003. As of September 30, 1999, the principal amount of the notes had accreted to approximately $181.4 million. No interest is payable on the notes prior to August 15, 2003. Thereafter, cash interest will be payable semiannually on August 15 and February 15 of each year. During August 1999, we raised net proceeds of approximately $137 million in our initial public offering in which we sold 11,442,500 shares of our common stock at a price of $13 per share, which includes the underwriter's exercise of their over-allotment option to purchase 1,492,500 common shares at $13 per share.

Impact of the Year 2000 Issue

   The year 2000 issue results from computer programs being written using two digits rather than four to define the year. Any of our computer programs or systems, or those of our suppliers, that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of operations, including, among other things:

  . temporary inability to process transactions

  . temporary inability to send invoices

  . temporary inability to engage in normal business activities

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

   Our services are also dependent on network systems and transport facilities maintained by other carriers, including ILECs and IXCs. We are engaged in an ongoing process of assessing the Year 2000 compliance status of other carriers with whom we have material relationships. We have obtained assurances from at least ninety percent of these other carriers regarding Year 2000 compliance and we are continuing to obtain assurances from the others that have not yet responded to our inquiries. Our assessment relies, without any independent verification, on the statements and assumptions underlying the statements these carriers have made in their periodic reports filed with the Securities and Exchange Commission. The risks associated with the failure of these carriers' systems or transport facilities include potential interruption of service, including blocked calls and delayed call completion. Interruptions of this type would heavily impact our customers and, if prolonged, could have a material adverse effect on our business, financial condition or results of operations.

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

   We have completed our internal Year 2000 compliance program and incurred approximately $0.3 million in remediation expenditures during 1999. All of these costs were expensed as they were incurred. We intend to continue our external Year 2000 compliance assessment of third parties with whom we have significant business relationships. If it comes to our attention that any of these third parties are not Year 2000 compliant, we intend to develop an action plan and further assess the risks of non-compliance and the resources that would be required to resolve the problem. We also intend to develop contingency plans to the extent we believe those plans would be useful.

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

                      As of September 30, 1999
             -------------------------------------------
             Expected                         Average
             Maturity          Fixed Debt  Interest Rate
             --------         ------------ -------------
             1999............ $        --        --
             2000............          --        --
             2001............          --        --
             2002............          --        --
             2003............          --        --
             Thereafter......  270,000,000    12.125%
                              ------------    ------
                              $270,000,000    12.125%
                              ============    ======
             Fair Market
              Value.......... $153,225,000
                              ============

                          Part II--Other Information

Item 1. Legal and Administrative Proceedings

   With the exception of the matters discussed in our Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999, as amended by Form 10-K/A filed on April 7, 1999 and matters discussed in our Form 10-Q/A filed on July 6, 1999 and Form 10-Q filed on August 13, 1999, we are not aware of any material litigation against us. In the ordinary course of our business, we are involved in a number of regulatory proceedings before various state commissions and the FCC.

Item 2. Changes in Securities and Use of Proceeds

   (a) On July 31, 1999, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware that (i) authorized us to issue up to 100,000,000 shares of common stock, par value $.01 per share ("common stock"), and up to 2,000,000 shares of preferred stock, par value $.01 per share and (ii) automatically converted each outstanding share of our Class A common stock, Class B common stock and Class C common stock into 500 shares of common stock. Accordingly, the holders of shares of Class A common stock, Class B common stock and Class C common stock are now entitled to the rights of common stock. Holders of common stock are entitled to one vote per share on all matters to be voted on by stockholders generally, including the election of directors. Holders of common stock will be entitled to receive dividends, if any, declared from time to time by our Board of Directors out of funds legally available for dividends. If Focal is liquidated, dissolved or wound-up, holders of common stock will share proportionately in all assets available for distribution. However, dividend and distribution rights of holders of common stock will be subject to the rights of any holders of preferred stock that may be authorized by the Board of Directors and issued from time to time. The holders of common stock have no preemptive or conversion rights. The common stock does not have cumulative voting rights. As a result, the holder or holders of more than half of the shares of common stock voting for the election of directors can elect all directors being elected at that time. There are no redemption or sinking fund provisions applicable to the common stock. As of October 31, 1999, there were 60,664,856 shares of common stock and no shares of preferred stock outstanding.

   (b) Not applicable.

   (c) During the third quarter of 1999, we issued an aggregate of 97,212 shares of common stock to our employees upon the exercise of stock options granted under our Amended and Restated 1997 Nonqualified Stock Option Plan for an aggregate purchase price of $166,726. No underwriter was engaged in connection with these sales, and these sales were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) of the Securities Act, as a transaction not involving any public offering, or Rule 701 under the Securities Act, as a sale of securities pursuant to certain compensatory benefit plans.

   (d) Not applicable.

Item 3. Defaults Upon Senior Securities

   Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

   Pursuant to a written consent of our stockholders in lieu of an annual meeting, dated June 30, 1999, effected in accordance with the General Corporation Law of the State of Delaware, our stockholders re-elected all eight of our directors, who are Robert C. Taylor, Jr., John R. Barnicle, James
E. Crawford, III, John A. Edwardson, Paul J. Finnegan, Richard D. Frisbie, James N. Perry, Jr. and Paul G. Yovovich, and ratified the appointment of Arthur Andersen LLP as our independent public accountant for the 1999 fiscal year.

   Pursuant to a written consent of our stockholders in lieu of a special meeting, dated July 23, 1999, effected in accordance with the General Corporation Law of the State of Delaware, our stockholders voted to: (i) approve our Amended and Restated Certificate of Incorporation, (ii) approve our Amended and Restated Bylaws, (iii) approve our 1998 Equity and Performance Incentive Plan and (iv) approve our 1998 Equity Plan for Non-Employee Directors.

   Holders of approximately 98.6% of the shares of common stock outstanding consented to the actions referred to above. The remaining holders of shares of common stock were notified of the actions in accordance with the General Corporation Law of the State of Delaware.

Item 5. Other Information

   Not applicable.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

      Exhibit
      Number    Exhibit Description     Location
      -------   -------------------     --------
     27.1      Financial Data
               Schedule              Filed herewith

   (b) Reports on Form 8-K

   The Company did not file any current reports on Form 8-K during the quarter ended September 30, 1999.

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

Date: November 12, 1999

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

Date: November 12, 1999

                                                /s/ Gregory J. Swanson
                                          -------------------------------------
                                                   Gregory J. Swanson,
                                            Controller (Principal Accounting
                                                        Officer)

Date: November 12, 1999

                                 EXHIBIT INDEX

  Exhibit
  Number     Exhibit Description        Location
  -------    -------------------        --------
 27.1      Financial Data Schedule   Filed Herewith