Form 10-K
period 1999-12-31
FOCAL COMMUNICATIONS CORP
filed 2000-03-10
CIK 1059130

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from to

                         Commission File No. 333-49397

                               ----------------

                       FOCAL COMMUNICATIONS CORPORATION
            (Exact name of registrant as specified in its charter)

                               ----------------

               Delaware                              36-4167094
     (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)           Identification Number)

       200 North LaSalle Street,
     Suite 1100, Chicago, Illinois                      60601
    (Address of principal executive                  (Zip Code)
               offices)

      Registrant's telephone number, including area code: (312) 895-8400

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]     No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Based on the closing sales price on the Nasdaq National Market on February 29, 2000 of $52.813, the aggregate market value of our voting stock held by non-affiliates on such date was approximately $1,540,180,819. Shares of common stock held by each director and executive officer and by each person who owns or may be deemed to own 10% or more of our outstanding common stock have been excluded, since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of that date, Focal Communications Corporation had 60,852,316 shares of common stock issued and outstanding.

                  Documents Incorporated by Reference: None.

                   Index of Exhibits is located on page 50.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

   We make statements in this Annual Report on Form 10-K that are not historical facts. These "forward-looking statements" can be identified by the use of terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or comparable terminology. These forward-looking statements include, among others, statements concerning:

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

  . Statements regarding the growth of the telecommunications industry and our business

  . The markets for our services and products

  . Forecasts of when we will enter particular markets or begin offering particular services

  . Our anticipated capital expenditures and funding requirements

  . Anticipated regulatory developments

   These statements are only predictions. You should be aware that these forward-looking statements are subject to risks and uncertainties, including financial and regulatory developments and industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, our failure to:

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

  . Manage administrative, technical and operational issues presented by our expansion plans

  . Raise sufficient capital on acceptable terms and on a timely basis

  . Successfully provision xDSL services

                                    PART I

ITEM 1. BUSINESS

   Except as otherwise required by the context, references in this report to the "Company," "Focal," "we," "us," or "our" refer to the combined business of Focal Communications Corporation and all of its subsidiaries. Unless otherwise indicated, the information in this Annual Report on Form 10-K gives effect to a recapitalization pursuant to which our Class A common stock, Class B common stock and Class C common stock were converted into a single class of common stock and a 500-for-1 stock split. Both the recapitalization and the stock split were effected on July 30, 1999.

   This report contains trademarks of Focal, and may contain trademarks, tradenames and service marks of other parties.

Introduction

   We are a rapidly growing CLEC that provides data, voice and colocation services to large corporations, ISPs and VARs in large metropolitan markets. We began operations in 1996, initiated service first in Chicago in May 1997 and as of December 31, 1999 offered service in the following 16 markets:

     Chicago                       New York         Seattle
     San Francisco                 Los Angeles      Philadelphia
     Orange County, California     Boston           Oakland
     Washington, D.C.              Dallas           Northern Virginia
     Detroit                       Fort Worth       Northern New Jersey
     San Jose

As part of our expansion, we plan to offer services in Atlanta, Houston, Minneapolis and Cleveland by September 30, 2000.

   When we complete our planned expansion, we will provide service in 20 markets, which encompass a total of 50 metropolitan statistical areas. As of December 31, 1999, we had sold 237,167 access lines, of which 181,103 were installed and in service. This compares to 68,184 lines sold and 52,011 lines installed and in service as of December 31, 1998 and 13,411 lines sold and 7,394 lines installed and in service as of December 31, 1997. Our primary objective is to become the provider of choice of data and voice services to communications-intensive customers in our markets.

   A majority of our revenue is currently derived from the provision of switched data services for our targeted customers. Due to customer demand, we are deploying additional services such as high-speed data access using DSL technology and nationwide networking using ATM technology. Once these services are deployed, we believe we will have an advantage over other data and voice CLECs offering these services due to our established relationships with some of the largest corporate and ISP customers in the nation, our highly reliable network, and our ability to package switched and high-speed data connections. We also believe that by providing these data services, we will appeal to a broader customer base.

   We believe we were the first CLEC to employ the "smart-build" approach to designing networks. As such, we own and operate our switches, and initially lease, rather than own, transport capacity. During 1999, we leased facilities for 100% of our transport requirements. However, based on the increase in volume of customer traffic in some of our markets, we now believe it is economically attractive for us to own a portion of our transport capacity. We have signed agreements with Level 3 Communications and Metromedia Fiber Network Services to acquire a combined minimum of 10,800 fiber miles of our own local fiber transport capacity in 16 markets. We activated our own Chicago transport network in February 2000 and expect to activate our Detroit network by the end of the first quarter of 2000. By combining leased fiber transport facilities with owned fiber capacity, we expect to be better able to control these assets and generate stronger operating results.

   To further develop our long distance service offerings, we have signed agreements with a number of carriers under which we have leased approximately 11,000 DS-3 miles of fiber transport capacity connecting each of our existing and planned markets. Using these facilities, we are developing a nationwide ATM network to carry data and voice traffic. This will allow us to provide virtual private network services for both data and voice. We are currently able to price long distance voice calls that remain on the Focal network as if they were local calls using our FocaLINC service.

   We also offer colocation services. Many of our ISP and some of our VAR customers house their equipment in colocation space we operate within our switching centers, and we provide equipment management services to some of these customers. As of December 31, 1999, we had over 94,000 square feet of secure and environmentally conditioned colocation space available to our customers or under development. We believe the proximity of existing and future colocation customers to our network as well as the concentration of Internet traffic within our space will provide us with an advantage in marketing additional services in the future. These services may include high speed Internet access to ISP and corporate customers, as well as peering and Internet upstream transport services.

   We believe that our management and operations team has been critical to our initial success and will continue to differentiate Focal from its competitors. We have built a skilled and experienced management team with extensive prior work experience at major telecommunications companies, such as MFS Communications, Sprint, MCI WorldCom, AT&T and Ameritech.

   We were re-incorporated in Delaware in June 1997 in connection with a Plan of Reorganization and Agreement dated June 12, 1997, whereby we became the holding company of Focal Communications Corporation of Illinois and each of its subsidiaries.

Market Potential

   We believe communications-intensive users in large metropolitan markets are inadequately supplied with highly reliable, local data and voice services. We also believe that these types of users will increasingly demand diversity in local communications providers as they do in long distance and private-line communications services.

   As a result, we have chosen to initially do business only in large metropolitan markets with a high concentration of communications-intensive customers. We select our target geographical markets using several criteria:

  . Sufficient market size

  . Favorable state regulatory environment

  . The existence of multiple fiber transport providers with extensive networks

  . The existence of, or ability to obtain, attractive interconnection agreements with the ILEC

   The market potential for CLECs is large and growing for both local switched services and data communications. According to data published by the FCC, local communications services in the United States in 1997 generated total revenues of approximately $102 billion. While this represents total local service from both residential and business customers, we estimate that approximately $44 billion, or 43%, of this revenue represented local switched service by businesses. We also estimate that business usage grew to $50 billion in 1999. A market study done by our management estimates that the total local switched service from the business segment in the 20 large, metropolitan markets in which we intend to offer service represented approximately 36% of total business access lines in the nation and generated approximately $18 billion in 1999.

   Data communications is one of the fastest growing areas of the telecommunications industry. According to Frost & Sullivan, the total U.S. market for high-speed and switched data services will grow at an annual rate of approximately 17% from $18 billion in 1997 to approximately $40 billion by 2002. The DSL portion of this market alone is expected to grow at an annual rate of approximately 44% over the same time period. Much of the growth is expected to result from increased demand for e-mail, web hosting services, e-commerce, collaborative workflow and real-time video services and applications. We estimate that the addressable market for high-speed and switched data services in our targeted markets was approximately $9 billion as of the end of 1999.

   The table below summarizes estimates from our market study regarding our current and planned markets. You should be aware that, with the exception of the "Operational Markets," the launch period shown in the second column is our current estimate of when we will begin providing services in our planned markets. These estimates are subject to change based upon numerous factors, including timely performance by third party suppliers and receipt of required regulatory approvals.

                                                     Estimated Addressable
                                                      1999 Market Data(1)
                                             --------------------------------------
                                                 Number of
                                             Business Switched     Revenue from
                            Launch Period      Access Lines    Local Business Calls
                         ------------------- ----------------- --------------------
                                                                   (dollars in
                                              (in thousands)        millions)
Operational Markets:
Chicago, IL.............            May 1997       1,899             $ 1,709
New York, NY............        January 1998       2,420               2,178
Philadelphia, PA........      September 1998       1,324               1,191
San Francisco, CA.......      September 1998         589                 530
San Jose, CA............      September 1998         361                 325
Oakland, CA.............      September 1998         521                 469
Washington, D.C.........       December 1998       1,481(2)            1,333(2)
Northern Virginia, VA...       December 1998         --                  --
Los Angeles, CA.........       December 1998       1,778               1,600
Orange County, CA.......       December 1998       1,002                 902
Northern New Jersey.....        January 1999       1,275               1,147
Boston, MA..............        January 1999       1,306               1,176
Detroit, MI.............           June 1999       1,059                 953
Seattle, WA.............      September 1999         699                 629
Dallas, TX..............       December 1999         774                 697
Fort Worth, TX..........       December 1999         299                 269
Planned Markets:
Atlanta, GA.............  First Quarter 2000         886                 798
Houston, TX.............  First Quarter 2000         935                 841
Cleveland, OH........... Second Quarter 2000         786                 707
Minneapolis, MN.........  Third Quarter 2000         674                 607
                                                  ------             -------
  Total:................                          20,068             $18,061
                                                  ======             =======

--------
(1) This addressable market data does not include information for non-switched data and voice services.
(2) Data for Northern Virginia are included in the data for Washington, D.C.

Strategy

   Our objective is to become the provider of choice for data and voice communications services to large, communications-intensive customers in our target markets. The key elements of our strategy to achieve this objective are discussed below.

  . Leverage Current Customer Relationships--We orient the profile of our sales teams and customer care processes to meet the very stringent requirements of our target customer base of communications-intensive users. As a result, we have built a customer base that includes a substantial number of large, sophisticated companies and ISPs, some of which are:

  IBM                 Sony               Citigroup          United Airlines
  E*Trade             Merrill Lynch      Mindspring         PSINet
  CompuServe          Nortel Networks    Sears              Motorola

   We believe that this customer base of communications-intensive users gives us an advantage in successfully marketing additional services. Consequently, we plan to leverage the relationships we have built with our customers and increase our share of their total communications expenditures by expanding our service offerings and market coverage.

  . Expand Data Service Offerings--The majority of our access lines are utilized for switched data services. These typically involve dial-up data calls utilizing modems for access to a corporate customer's LAN or an ISP customer's remote access server. We believe we have developed an excellent reputation among our customers as a provider of reliable switched data services. Moreover, we believe a significant opportunity exists with our targeted customers to successfully offer a wider array of data services. We expect that home workers and Internet users will increasingly seek higher speed access to their corporate LANs and the Internet. As a result, we are currently developing high-speed LAN and Internet access using DSL technology as well as private line data services. We may offer high speed Internet access to ISP and corporate customers, as well as peering and Internet upstream transport services.

  . Connect our Local Networks Nationally--We believe that the number and types of services we can provide to communications-intensive customers in major markets will be greatly enhanced if our networks in these markets are interconnected. For example, we have begun to sell long distance calling between our markets for the price of a local phone call to those customers who utilize our network in each market. In order to facilitate this connectivity, we are developing a seamless, nationwide backbone network based on ATM technology that will interconnect our switching and colocation centers in the U.S. We expect this will give us the necessary network platform to offer additional services such as virtual private network and private line data and voice services.

  . Design and Install a Highly Capital-Efficient Network--We believe we have optimized our return on invested capital by initially leasing fiber capacity and by making most of our capital expenditures in switching facilities and information systems. Currently, we lease fiber from multiple vendors in each of our markets. We believe that this strategy has resulted in a lower, less risky capital investment than that of other CLECs that build their own fiber facilities right away. Compared to these other CLECs, a greater proportion of our ultimate capital requirement is "success-based." As our market penetration and customer base increases, we intend to purchase fiber transport capacity where it is economically attractive, as illustrated by our agreements with Level 3 Communications and Metromedia Fiber Network Services described below. Going forward, we believe that our hybrid network, which will combine leased and owned transport capacity, is the best way to balance capital efficiency and control of network assets.

  . Maximize Network Utilization through VARs--We provide service to VARs such as managers of large multi-dwelling units and companies that market bundled telecommunications services to small-and medium-sized businesses. This VAR distribution channel enables us to increase the number of access lines served by our networks, which further maximizes network utilization.

Networks

   We have installed Nortel DMS-500 SuperNode digital central office switches in each of our existing markets, and currently plan to deploy similar switches in our additional markets. As we add customers in a market, it has generally been cost-effective for us to use leased fiber transport capacity to connect our customers to our network. We have initially leased local network trunking facilities from the ILECs in each of our markets in order to connect our switches to major ILEC central offices serving our central business district and outlying areas of business concentrations. We have chosen to design our networks using this "smart-build" approach, which involves purchasing and maintaining our own switches while leasing our fiber transport facilities on an as-needed basis. This provides us with added negotiating leverage in obtaining favorable terms from transport providers and allows us to offer our customers both redundancy and diversity. In addition, we have designed our networks to maximize call completion and significantly reduce the likelihood of blocked calls, which helps us satisfy the needs of our high-volume customers. This smart-build approach is possible because there are multiple vendors of local fiber transport facilities in each of our large metropolitan markets, both current and planned. Our switch-based, leased transport network architecture has allowed us to:

  . Reduce the time and money required to launch a new market

  . Minimize financial risk associated with under-utilized networks

  . Generate revenue and cash flow more quickly

   We have the flexibility to add or subtract leased local transport capacity on an incremental basis with the addition or loss of customers. We believe that the quantity of existing and planned fiber transport facilities available from numerous carriers will be sufficient to satisfy our need for local leased transport facilities and permit us to obtain these facilities at competitive prices for the foreseeable future. The fiber transport providers in our current and planned markets compete with each other for our business in order to maximize the return on their fixed-asset networks, which enables us to obtain competitive pricing. In addition, because each of our fiber transport capacity providers is a common carrier, they are required to make their transport services available to us on terms no less favorable than those provided to similar customers.

   Although during 1999 we leased 100% of our transport facilities, we believe that it is now economically attractive for us to own a portion of our local transport capacity because of increased volumes of customer traffic between our switches and specific ILEC central offices in some of our markets. We are a party to agreements with Level 3 Communications and Metromedia Fiber Network Services for the acquisition of local fiber transport capacity covering a combined minimum of 10,800 fiber miles in at least 16 markets.

   Our agreement with Level 3 Communications provides us with an indefeasible right of use, or IRU, for a specified number of fibers being constructed or acquired by Level 3. The IRU in each covered market has a 20-year term and covers a total of approximately 8,300 fiber miles in our Chicago, New York, Philadelphia, San Francisco, Los Angeles, Seattle and Detroit markets. Under this agreement, we are required to pay fees totaling approximately $18 million, payable in installments based upon achieving certain construction and installation milestones. We activated our own Chicago transport network in February 2000 and expect to activate our Detroit network by the end of the first quarter of 2000. The Level 3 agreement also requires us to pay nominal quarterly operations and maintenance fees based upon the number of fiber route miles covered. Focal's 20-year agreement with Metromedia Fiber Network Services provides for the long-term lease of a minimum of 2,500 fiber miles of fiber optic capacity for approximately $53 million over the 20-year term. This agreement also gives us the option to lease additional fiber in Metromedia Fiber Network Services' markets for lease payments that decrease according to a sliding scale based on volume.

   We have also employed a "smart-build" approach in developing our inter-city strategy. Initially, we resold long distance transmission service by buying minutes on a wholesale basis. Going forward, we have decided to lease fiber optic transport capacity connecting our switches between each of our existing and planned markets. We will therefore transport our calls from market to market over our own network and terminate the calls either directly at our customer's location or at the ILEC switch. For international calls, we have negotiated agreements with various international carriers for termination of our international calls throughout the world.

   To implement our inter-city network, we have signed agreements with a number of carriers under which we have leased approximately 11,000 DS-3 miles of fiber transport capacity connecting each of our existing and planned markets. This inter-city, DS-3 backbone network will initially be based on time division multiplexing technology. During 2000, we plan to convert the inter-city backbone to ATM technology. We believe the use of ATM switches will provide greater flexibility in creating and managing both data and voice services over the same physical network. We are currently able to price inter-city calls that remain on our network as if they were local calls--a service we call FocaLINC.

   In May 1999, we entered into a five-year private line service agreement with MCI WorldCom providing for the lease of fiber transport capacity that will be used to connect our existing and planned markets. Under this agreement, we have agreed to pay total charges for private line services of at least $70 million in the aggregate over the five-year term, including existing private lines used within our markets to provide local service. The charges are payable as minimum annual volume commitments of $10 million in the first year, $13.2 million in the second year and $15.6 million in each of the final three years. If we terminate the agreement prior to the end of the five-year term, we are required, with limited exceptions, to pay the difference between the commitment for the relevant year and our actual charge, as well as 50% of the commitment for each subsequent year of the five-year term.

   In order to support high-speed access to corporate LANs and the Internet, we began in 1999 to deploy DSL technology in our key markets. We are obtaining colocation space from the ILECs and installing DSL access multiplexers, or DSLAMs, in colocation cages in ILEC central offices located in densely populated regions. Once installed, the DSLAMs terminate into an ATM switch, which transports high-speed data from end users to Focal's corporate and ISP customers. These customers then manage the flow of this traffic onto their corporate LANs or the Internet, as appropriate.

   We are a party to a products purchase agreement with Nortel Networks that expires December 31, 2002. This agreement establishes favorable terms and conditions for our purchase of Nortel Networks products, including switches, related software and services. This contract requires us to place orders for the delivery and installation of Nortel Networks products, including DMS-500 SuperNode central office switches, in a minimum aggregate amount over the term of the agreement of $75 million, at pre-established prices.

Products and Services

 Data Services

   Focal Virtual Office is designed to allow a corporate customer's employees to dial-in to the corporate customer's local area network using a telephone number in the employee's local calling area. This allows the employee to access the local area network for the price of a local call and enables our corporate customer to avoid the higher cost of maintaining region-wide 800 service for local area network access. In addition, our Virtual Office customers are able to use the Focal Finder(TM) service, an interactive tool placed on the customer's web site that automatically provides a telecommuting employee with the local calling number to be used for server access.

   Focal Multi-Exchange Service, a variant of the Focal Virtual Office service marketed to ISPs, allows an ISP's customers to cost-effectively access the ISP's remote access servers. The combination of the multi-exchange service capacity and our high level of customer care has resulted in strong demand for our Multi-Exchange Service from ISPs.

   We also offer our customers the ability to colocate equipment in our switching and operations centers. Equipment colocation benefits the customer by allowing it to inexpensively house its data equipment without having to maintain secure, environmentally controlled space. In addition, customers that colocate are eligible for special discounts on our monthly line rates. We also offer them equipment maintenance services. These services are particularly well-suited to our ISP customers, who frequently operate remote access servers and routers in conjunction with our switched services. As of December 31, 1999 we had over 94,000 square feet of customer colocation space available or under development. We may offer expanded colocation services along with our planned high speed Internet access services.

   We are currently deploying DSL access services to provide high-speed, dedicated access to corporate LANs and the Internet. This service is being marketed to each of our targeted customer segments-- large corporations, ISPs and VARs. DSL service is or will be available in a variety of speeds ranging from 144 kilobits per second to up to 52 megabits per second. We believe DSL access service is a natural extension of the switched data services that we have provided since inception.

   On July 2, 1999, Focal entered into a five-year Joint Marketing and Service Agreement with Splitrock Services, Inc., a provider of advanced data communications services to ISPs, telecommunications carriers and other businesses. Under this agreement, Splitrock has agreed to purchase a minimum of 10,000 DSL lines as may be needed by Splitrock to provide service to Splitrock's wholesale customers or retail end-users in Focal's markets, subject to service availability on a timely basis. Focal also has been granted a right of first refusal to provide DSL service to Splitrock within Focal's service territory to the extent Splitrock is not providing DSL services over its own network. In turn, Splitrock has been granted a right of first refusal to offer specified data communications and network services if Focal itself does not offer these services within the relevant geographic market. The parties have also agreed to cooperate in selected network planning functions.

   With the purchase of our own fiber capacity, we believe we can offer both intra-city and inter-city private line data services at attractive prices. Consequently, we plan to more aggressively market private lines for data applications to new and existing customers.

 Voice Services

   Inbound Services. Our basic, inbound service allows for the completion of calls to a new phone number we supply to our customer. Alternatively, local number portability, or LNP, allows us to provide inbound services using a customer's existing phone number. While LNP is occasionally unavailable and cumbersome to implement, it permits us to serve customers without altering their existing phone numbers. Consequently, we expect LNP to become increasingly useful to us in taking existing business from our primary competitors, the ILECs.

   Direct inward dial service allows inbound calls to reach a particular station on a customer's phone system without operator intervention. We market direct inward dial service to our corporate customers as both a primary and backup service. As a primary service, the customer uses Focal numbers where a new line and number are needed, as when a customer hires a new employee. As a backup service, we can implement an alternative numbering plan for the customer in case the customer's primary service from the ILEC or another CLEC is interrupted.

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

   Our FocaLINC service is designed to price inter-city calls that remain on our network as if they were local calls. This product provides a cost-effective way for our customers in one market to make calls to their offices in other Focal markets.

   All of the services described above are commonly provisioned over a high-speed digital communications circuit called a T-1 facility and interface directly with our customers' private branch exchange or other customer-owned equipment. Direct interfacing averts our need to provide multiplexing equipment, which combines a number of communications paths onto one path, at the customer's location. This is possible due to the high call volume generated by the large communications-intensive customers we target. Our ability to directly interface with existing customer equipment further minimizes our capital investment and maximizes our overall return on capital. We also believe our installation of DSL equipment utilizing HDSL2 technology will allow us to more cost-effectively provision T-1 facilities needed for voice customers. In addition DSL technology will allow us to reach more customers in areas not currently served by fiber.

 Advanced Services

   CDR Express provides our VAR customers with automated delivery of daily call detail records, or CDRs, via the Internet. This system enables these customers to accurately bill their customers in a secure environment. CDR Express, as well as some other Focal products, are located in Your Domain--a section of our web site specifically dedicated to each customer. Your Domain enables our customers to access their most recent invoices, call detail records and the customer order entry forms. Your Domain is protected by a customer's user name and password. Your Domain can also inform customers of new product offerings being developed by us. Our Form View product, located in Your Domain, allows our customers to download order forms and other important documents through the Internet at their convenience.

   Focal FLOW is an outbound service marketed to VARs that need to be able to switch outbound traffic among multiple long distance or international carriers. We partition our central office switch so VARs can utilize the core switching capability of our equipment at reasonable per minute or per port cost.

Sales and Marketing

   Our primary objective is to satisfy the need for highly reliable communications services for communications-intensive users in the large metropolitan markets in which we operate by providing diverse, reliable and sophisticated services. We believe that we have a competitive advantage in satisfying this need since we are focused on delivering a specific set of innovative services to our target customers.

   Diversity. Focal provides diversity to communications-intensive users by delivering highly reliable, local communications services as an alternative to the ILEC. This type of diversity already exists in other areas of communications services, such as long distance. Communications-intensive customers clearly embrace the benefits of diversity, particularly because redundancy minimizes the effects of facilities failures and maximizes competitive pricing. As a result, most of our target customers typically have multiple long distance providers, multiple equipment vendors and multiple local private-line providers. Because of our focused strategy, we believe that we are uniquely positioned to become the provider of choice for data and voice communications services for large, communications-intensive corporate users, VARs and ISPs. Our focused strategy is based on our ability to deliver the superior level of diverse, reliable and sophisticated services that our customers require.

   Reliability. We provide reliable service to communications-intensive users, who are highly sensitive to the potential effects of facilities failures, by designing our networks around the same theme of diversity that we advocate for our customers. Although local services are perceived as simple, basic services, the delivery of highly reliable, local services requires sophisticated systems. We have engineered our switching and transport networks to meet the demanding traffic and reliability requirements of our target customers. Our network strategy is based on developing and operating a robust, reliable, high-throughput local network relative to the ILECs and other CLECs. Because we are a relatively new entrant to the markets we serve, we must meet or exceed the performance quality of the existing local networks in order to attract communications-intensive users to our networks. Unlike smaller users that tend to pre-qualify vendors based on price, we believe that communications-intensive users choose vendors based on the performance of their networks, and specifically, their reliability. As a result, the design and operation of our network are key success factors in our business development process.

   In choosing our equipment, we conducted extensive research to identify the best hardware for the high-volume users that we serve. As a result of this research, we selected Nortel DMS-500 SuperNode central office switches, which we have engineered to reduce significantly the likelihood of blocked calls and to maximize call completion. As such, our customers are unlikely to find themselves unable to complete or receive calls due to limitations inherent in our switches. We typically connect to a large number of switches in the ILEC's network. As of December 31, 1999, we had connected to a total of 1,209 ILEC switches. We believe this is a competitive advantage because it increases call completion even if a portion of the ILEC's trunking network becomes blocked. We optimize the configuration of our network by implementing overflow routing between the ILEC's network and ours, where available. Because the customer base of the ILECs and other CLECs is not typically as communications-intensive as ours, we specifically engineered our network to accommodate traffic volumes per customer far in excess of that which the ILECs or other CLECs typically experience. We believe that our design is unique among ILECs and CLECs and is attractive to our target customer base of communications-intensive users. In addition, we enhance our reliability by delivering service from our switches to customers over multiple fiber transport systems.

   We have also implemented safeguards in our network design to maximize reliability. The DMS-500 SuperNode switch allows us to distribute customer traffic across multiple bays of equipment, thus minimizing the effects of any customer outage. In addition, these switches were engineered by Nortel Networks with fully redundant processors and memory in the event of a temporary failure. Our disaster prevention strategy includes service from multiple power sources where available, on-site battery backup and diesel generator power at each switching facility to protect against failures of our electrical service.

   Sophistication. Our target customers are knowledgeable, sophisticated buyers of communications services that demand a high level of professionalism throughout a vendor's organization. We believe that the technical sophistication of our management and operations team has been a critical factor in our initial success and will continue to differentiate us from our competitors. Execution of our strategy of penetrating communications-intensive accounts requires a well-experienced team of sales professionals. As a result, attracting and retaining experienced sales professionals is important to our overall success. Our sales professionals' compensation is structured to retain these valuable employees through the grant of stock options and cash compensation incentives based on our revenue and operating cash flow objectives.

   We divide our direct sales force into three groups:

  . The data services group

  . The corporate services group

  . The telecom services group

   The data services group is responsible for selling to information services providers, DSL providers and other data carriers, including ISPs. We are able to offer several innovative services to ISPs, such as environmentally conditioned colocation space, virtually non-blocking switching and transport facilities and firm installation times. Servicing ISPs also maximizes our network utilization by bringing traffic onto our network during periods, such as evenings or weekends, when the network would otherwise be under-utilized.

   The corporate services group is responsible for selling to large corporate users. Our sales strategy for these corporate customers is to complement the customer's service from the ILEC. Our initial sale to a corporate customer typically involves installing incremental lines for specialized inbound services, such as Virtual Office, or replacing only a limited number of outbound lines. After we build the service relationship, we anticipate increasing our overall penetration of the customer's local service. Over a period of time, we hope to dominate a corporate customer's local switched traffic. We emphasize the diversity, reliability and sophistication of our services in order to earn our place as the local provider of choice for our corporate customers.

   The telecom services group markets directly to VARs and other carriers by positioning us as a highly-reliable, responsive and cost-effective source of wholesale local communications services. We believe a wide array of communications service providers, including long distance companies, will seek to provide bundled communications services in the large metropolitan markets we target. We are well-positioned to be the provider of choice for re-bundled local service. Because we do not intend to directly distribute our services to residential or small- and medium-sized business customers, we believe that VARs and other carriers looking to purchase the local service portion of their bundled service offerings are more likely to purchase service from us rather than from other ILECs or CLECs that compete with them.

   Superior customer service is critical to achieving our goal of capturing market share. We are continually enhancing our service approach, which utilizes a trained team of customer sales and service representatives to coordinate customer installation, billing and service. Comprehensive support systems are also a critical component of our service delivery. We have installed systems designed to address all aspects of our business, including service order, network provisioning, end-user and carrier billing, and trouble reporting. The efficiency of our operating processes contributes to our ability to rapidly initiate service to new accounts. Our installation desk follows a customer's order, ensuring the installation date is met. Additionally, our customer sales representatives respond to all other customer service inquiries, including billing questions and repair calls.

   We believe automation of internal processes contributes to the overall success of a service provider and that billing is a critical element of any telephone company's operation. We deliver billing information in a number of media besides paper, including electronic files and Internet inquiry. Our Invoice Domain service allows customers to securely access and view their monthly invoices over the Internet. In addition, this service allows customers to download call detail records. Similarly, our VAR customers can download call records on a daily basis through our secure web site. This allows them to efficiently process invoices for their end-user customers.

Significant Relationships

   We have no customers that accounted for more than 10% of our revenues during the three years ended December 31, 1999.

   Our relationships with Ameritech and Bell Atlantic are mandatory, co-carrier relationships and are not that of a customer and supplier. Nevertheless, Ameritech and Bell Atlantic are shown here due to their contribution to our revenues for the three years ended December 31, 1999. Ameritech Illinois and Bell Atlantic New York accounted for approximately 43% and 20%; and 59% and 16%, of our consolidated revenues in 1999 and 1998, respectively. Ameritech Illinois accounted for approximately 81% of our consolidated revenues in 1997. The revenues from these carriers for the three years ended December 31, 1999 are the result of interconnection agreements we have entered into with them relating to the transport and termination of communications traffic. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion regarding reciprocal compensation.

Competition

   Portions of our industry are highly competitive. We face a variety of existing and potential competitors, including:

  . The ILECs in our current and target markets

  . Other voice and data CLECs

  . Long distance carriers

  . Potential market entrants, including cable television companies, value added resellers, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users

  . Foreign carriers

   Our primary competitor in each of our existing and planned markets is the ILEC. Examples include BellSouth, Bell Atlantic, U S WEST, SBC (including its subsidiaries Ameritech Illinois and Pacific Bell) and GTE. These ILECs are generally required to file their prices with the state regulatory agencies in their service areas. Any price changes must be reflected in these filings. The ILECs have also generally been given the flexibility to respond to competition with lower pricing. In most cases, proposals for lower pricing must also be filed with the state utility commissions and the pricing must be made available to similarly situated customers. We believe this provides a disincentive for the ILECs to significantly vary or discount prices even in competitive situations. However, as a CLEC, similar obligations apply to us. See "--Regulation--State Regulation."

   Some of the ILECs recently requested, among other things, that the FCC relax regulation of their provision of advanced data networks, which may also be used for voice traffic. While the FCC has denied those requests, it has initiated a rule-making that is intended to establish the procedures and safeguards necessary before these ILECs could, through separate subsidiary companies, provide these services on a largely deregulated basis. If adopted, these rules may provide additional opportunities for competition from these ILECs. SBC and Ameritech received authority from the FCC to create such a subsidiary in the FCC's approval of their merger. The FCC recently released an order addressing, among other things, colocation rights of carriers offering advanced data services, but deferred action on the separate subsidiary issue. Bills have been introduced in Congress that would grant Regional Bell Operating Companies permission to provide data services in areas where they are currently restricted from doing so. Although we cannot predict the outcome of any proposed or pending legislation, the ability of Regional Bell Operating Companies to provide data services on a broader basis could have a material adverse effect on us. In addition, the FCC recently acted to enable Internet service providers to buy DSL services in bulk from ILECs, which could result in additional competition for Internet service provider business.

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

   In addition to competition from ILECs, we also face competition from a growing number of other CLECs. Although CLECs overall have only captured approximately 5% of total revenue of the U.S. local telecommunications market, we nevertheless compete to some extent with other CLECs in our customer segments. There are typically several other CLECs competing in each metropolitan market we serve or plan to enter. Examples of data and voice CLECs in our markets include Allegiance Telecom, Covad Communications Group, NEXTLINK Communications, NorthPoint Communications Group, Rhythms NetConnections and Winstar. In some instances, these CLECs have resources greater than ours and offer a wider range of services. Many of the CLECs in our markets target small- and medium-sized business customers, which differs from our target customer base of large, communications-intensive users.

   In addition to ILECs and other CLECs, we are increasingly competing with long distance carriers, such as MCI WorldCom and AT&T. A number of long distance carriers have introduced local telecommunications services to compete with us and the ILECs. These services include toll calling and other local calling services, which are often packaged with the carrier's long distance service. While we do not believe the packaging aspect of the service is particularly attractive to the communications-intensive customers we target, large long distance carriers enjoy certain competitive advantages due to their vast financial resources and brand name recognition. In addition, we believe there is a risk the long distance carriers may subsidize the pricing of their local services with profits from long distance services. We anticipate that the entry of some of the ILECs into the long distance market will reduce the risk of this type of activity by reducing the profitability of the long distance carrier's long distance minutes. Further, to the extent the long distance carrier purchases our service on a wholesale basis and rebundles it at a subsidized rate, we may benefit as the subsidized, wholesale service could result in higher market penetration than we would otherwise have achieved. In addition, we have displaced long distance carriers where the customer was dissatisfied with the quality of the long distance carrier's local service. We expect our reputation for exceptional service quality and customer care will continue to result in us displacing the long distance carrier as the primary alternative to the ILEC in competitive situations. In addition, we expect that some of our recent and proposed service offerings, which enable long distance calls to be priced like local calls, will increase our competitiveness.

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

   Under the Telecom Act, any entity may enter a telecommunications market, subject to reasonable state safety, quality and consumer protection regulations. The Telecom Act makes local markets accessible by requiring the ILEC to permit interconnection to its network and establishing ILEC obligations with respect to:

  . Colocation of equipment. This allows companies like us to install and maintain our own network equipment, including DSLAMs, ATM switches, and fiber optic equipment, in ILEC central offices.

  . Interconnection. This requires the ILECs to permit their competitors to interconnect with ILEC facilities at any technically feasible point in the ILECs' networks.

  . Reciprocal compensation. This requires the ILECs and CLECs to compensate each other for telecommunications traffic that originates on the network of one carrier and is sent to the network of the other.

  . Resale of service offerings. This requires the ILEC to establish wholesale rates for services it provides to end-users at retail rates to promote resale by CLECs.

  . Access to unbundled network elements. This requires the ILECs to unbundle and provide access to some components of their local service network to other local service providers. Unbundled network elements are portions of an ILEC's network, such as copper lines or "loops," that CLECs can lease in order to create their own facilities networks.

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

   We have entered into a number of interconnection agreements with the ILECs in our markets and will enter into additional agreements as our build-out progresses. We have existing interconnection agreements in each of our existing markets and in several of our planned markets. Nine of the interconnection agreements covering our existing markets, including the agreement covering Chicago, expired in 1999. Eight of the interconnection agreements covering our existing markets, including the agreement covering New York, expire in 2000. The expiration of these agreements will require that we negotiate new interconnection terms with the ILECs. Pending conclusion of these negotiations, several existing interconnection agreements should continue to govern the payment of reciprocal compensation and other interconnection terms while other renegotiated agreements will be given retroactive effect from the expiration date of the superceded agreement following the conclusion of negotiations and arbitrations. Failing to reach agreement on renegotiations, we have filed for arbitration in states in Bell Atlantic and Ameritech territory.

   The FCC is charged with establishing guidelines to implement the Telecom Act. In August 1996, the FCC released a decision, known as the Interconnection Decision, that established rules for the interconnection requirements outlined above and provided guidelines for interconnection agreements by state commissions. The U.S. Court of Appeals for the Eighth Circuit vacated portions of the Interconnection Decision. On January 25, 1999, the U.S. Supreme Court reversed the Eighth Circuit and upheld the FCC's authority to issue regulations governing pricing of unbundled network elements provided by the ILECs in interconnection agreements, including regulations governing reciprocal compensation, which are discussed in more detail below. In addition, the Supreme Court affirmed an FCC rule that allows requesting carriers to "pick and choose" the most attractive portions of existing interconnection agreements with other carriers. The Supreme Court did not, however, address other challenges raised about the FCC's rules at the Eighth Circuit because those challenges were not decided by the Eighth Circuit. These challenges will have to be addressed by the Eighth Circuit in light of the Supreme Court's decision. In addition, the Supreme Court disagreed with the standard applied by the FCC for determining whether an ILEC should be required to provide a competitor with particular unbundled network elements.

   The FCC adopted a new standard in November 1999 for analyzing unbundled network elements as required by the Supreme Court's order. Applying this standard to the existing network elements, the FCC concluded that ILECs would no longer be required to provide directory assistance and operator services as network elements, though they will continue to be available pursuant to tariff at different prices. The FCC also removed unbundled switching as an element in urban areas where the incumbents are also providing certain other combinations of elements in a non-discriminatory fashion. However the FCC declined, except in limited circumstances, to require ILECs to unbundle certain facilities used to provide high speed Internet access and other data services.

   The Supreme Court's decision and the FCC's order on remand do not remove all uncertainty concerning the pricing terms and conditions of interconnection agreements. The Eighth Circuit could set aside the FCC's rules concerning the pricing of unbundled network elements, and the incumbents may challenge the FCC's order on remand from the Supreme Court for not removing additional network element obligations. Furthermore, the complexity of the revised rules creates uncertainty as to how they might be enforced by the states. The resulting uncertainty makes it difficult to predict whether we will be able to continue to rely on our existing interconnection agreements or have the ability to negotiate acceptable interconnection agreements in the future.

   In addition to requiring the ILECs to open their networks to competitors and reducing the level of regulation applicable to CLECs, the Telecom Act also reduces the level of regulation that applies to the ILECs, thereby increasing their ability to respond quickly in a competitive market. For example, the FCC has applied "streamlined" tariff regulation of the ILECs, which shortens the requisite waiting period before which tariff changes may take effect. These developments enable the ILECs to change rates more quickly in response to competitive pressures. The FCC has also adopted heightened price flexibility for the ILECs, subject to specified caps. If exercised by the ILECs, this flexibility may decrease our ability to effectively compete with the ILECs in our markets.

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

   In March 1999, the FCC issued an order requiring ILECs to provide unbundled loops and colocation on more favorable terms than had previously been available. The order permits colocation of equipment that could be used to more efficiently provide advanced data services such as high-speed DSL service, and requires less expensive "cageless" colocation. In the March order, the FCC deferred action on its previous proposal to permit ILECs to offer advanced data services through separate affiliates, free from some of the obligations of the Telecom Act. In an August order, the FCC determined that advanced services are telecommunication services subject to regulation under Sections 251 and 252 of the Telecom Act. In the same order the FCC issued a notice of proposed rule making on terms for the provision of such services on a separate subsidiary basis. That decision is on appeal. In an FCC decision on voluntary remand, the FCC affirmed and clarified its position that advanced services are subject to the interconnection, resale, and unbundling requirements of the Act. Permitting ILECs to provision data services through separate affiliates with fewer regulatory requirements could have a material adverse impact on our ability to compete in the data services sector. The FCC imposed conditions on the merger of SBC with Ameritech in October that permit the provisioning of advanced data services via separate subsidiaries pursuant to various requirements, some of which expire in the near term. We cannot predict whether these requirements are enforceable, nor whether they will deter anticompetitive behavior if they are enforceable. Bell Atlantic's application for long distance service in New York has been approved subject to similar separate subsidiary provisions. These areas of regulation are subject to change through additional proceedings at the FCC or judicial challenge.

   On December 9, 1999, the FCC released its line sharing order that requires ILECs to offer line sharing as an unbundled network element by June 6, 2000. Line sharing permits CLECs to use a customer's existing line to provide DSL services while the ILEC continues to use the same line to provide voice service. Prices for line sharing will be set by the states.

   Reciprocal Compensation. We expect that reciprocal compensation payments will make up a significant portion of our initial revenues in each of our markets. Reciprocal compensation is the compensation paid by one carrier to complete particular calls on another local exchange carrier's network. Because a significant portion of our customers typically receive more calls than they make, we expect to receive more reciprocal compensation than we pay for calls that originate on our networks. As a result of the current regulatory environment and several trends in our business, which are discussed below, we expect our revenues from reciprocal compensation to decline significantly.

   Some ILECs have refused to pay reciprocal compensation charges that they estimate are the result of inbound ISP traffic because they believe that this type of traffic is outside the scope of existing interconnection agreements. For example, Ameritech disputed a portion of the reciprocal compensation charges billed to it by us, which it believed were related to Internet charges. In March of 1998, the Illinois Commerce Commission ruled in favor of Focal and other CLECs regarding this dispute. In October 1998, Ameritech complied with the ruling and we received payment for past reciprocal compensation charges that represent substantially all of the disputed amounts. Reciprocal compensation payments from Ameritech comprised approximately 81% of our revenues for the year ended December 31, 1997 and payments from Ameritech and Bell Atlantic comprised approximately 60% and 75% of our revenues for the year ended December 31, 1999 and 1998, respectively. On June 18, 1999, the Seventh Circuit affirmed the Illinois Commerce Commission's order requiring the payment of reciprocal compensation for ISP-bound traffic. On August 19, 1999, the Seventh Circuit modified its prior order by providing that Ameritech is free to raise in state courts any state claims concerning reciprocal compensation, and by deferring any ruling on the petitions for rehearing pending the Court's resolution in other cases of procedural issues concerning the participation of state commissioners. Ameritech had previously filed such a state complaint which at its request had been held in abeyance pending the outcome of the federal case.

   Some states in which our current and planned markets are located have ordered the ILECs to pay reciprocal compensation for Internet-related calls. The majority of states that have addressed the question have ruled that compensation is owed for this traffic. However, these states and other states that have not considered the issue to date may yet determine that no compensation is owed. A finding that reciprocal compensation is not payable for ISP traffic in Illinois, New York or Pennsylvania would have a material adverse effect on us.

   In addition, on February 26, 1999, the FCC issued a declaratory ruling and Notice of Proposed Rulemaking concerning inbound ISP traffic. The FCC concluded in its ruling that ISP traffic is jurisdictionally mixed and largely interstate in nature, and thus within the FCC's jurisdiction. The FCC has requested comment as to what reciprocal compensation rules should govern this traffic upon expiration of existing interconnection agreements. The FCC also determined that no federal rule existed that governed reciprocal compensation for ISP traffic at the time existing interconnection agreements were negotiated and concluded that it should permit states to determine whether reciprocal compensation should be paid for calls to ISPs under existing interconnection agreements. The FCC order has been appealed by several parties. Oral argument was heard on November 22.

   In light of the FCC's order, state commissions, which previously addressed this issue and required reciprocal compensation to be paid for ISP traffic, may reconsider and may modify their prior rulings. Several ILECs, including Ameritech, are seeking to overturn prior orders that they claim are inconsistent with the FCC's February 26, 1999 order. Relief sought could include repayment of reciprocal compensation amounts previously paid by the ILECs. Of the 25 state commissions that have considered the issue since the FCC's February 26, 1999 order, 20 of these states have upheld the requirement to pay reciprocal compensation for ISP-bound traffic. Only Massachusetts, New Jersey, South Carolina and Louisiana are not requiring reciprocal compensation for this traffic, at least pending negotiations and a further FCC decision. Missouri and Ohio are not requiring current payment, but are requiring a true-up based on the FCC's future decision. In addition, of the seven Federal District Courts and the two Courts of Appeals that have reviewed this issue on the merits to date, all have upheld state decisions requiring that reciprocal compensation be paid for ISP-bound traffic.

   The New York Public Service Commission (the "NYPSC") determined that in certain circumstances, Bell Atlantic can pay a lower reciprocal compensation for calls terminated by a CLEC in excess of a ratio of three terminating calls to each originating call. The NYPSC also provided an opportunity to a CLEC having a ratio in excess of three-to-one, such as Focal, to demonstrate that its network is such that the higher rate should be applied. The NYPSC also permitted Bell Atlantic to file a tariff seeking to reduce the end office rate by thirty percent from its current level of $0.0034/MOU. Focal and other CLECs have protested this filing, and the NYPSC is expected to rule on this issue in early 2000. We have also received notice from Bell Atlantic that it intends to reduce the reciprocal compensation rate in the New York market from July 1, 1999 on a going forward basis, which we intend to vigorously challenge in connection with the NYPSC proceeding described above. Bell Atlantic has also informed us that it intends to unilaterally escrow these payments in two smaller markets, New Jersey and Delaware.

   Upon expiration of our existing interconnection agreements, we must negotiate new rates for reciprocal compensation with each carrier. Pending conclusion of these negotiations, the existing interconnection agreements are expected to continue to govern the payment of reciprocal compensation. We expect rates for reciprocal compensation will be lower under new interconnection agreements than under our existing agreements. A reduction in rates payable for reciprocal compensation could have a material adverse effect on us, as could any requirement to refund reciprocal compensation paid to date.

   In addition to charging other carriers reciprocal compensation for terminating local traffic, Focal also collects access charges from carriers for originating and terminating interexchange traffic. Two interexchange carriers, AT&T and Sprint, have stated that they will not pay the portion of Focal's traffic-sensitive access charges that exceed ILEC traffic-sensitive access charges. The Company is considering litigation to recover these amounts.

   Tariff and Filing Requirements. Non-dominant carriers, including Focal, must file tariffs with the FCC listing the rates, terms and conditions of interstate and international services provided by the carrier. On October 29, 1996, the FCC adopted an order in which it eliminated the requirement that non-dominant interstate carriers maintain tariffs on file with the FCC for domestic interstate services. The FCC's order was issued pursuant to authority granted in the Telecom Act to forebear from regulating any telecommunications services provider if specified statutory analyses are satisfied. The FCC's order, however, has been stayed by a federal court. Accordingly, non-dominant interstate carriers, including Focal, currently must continue to file interstate tariffs with the FCC until final determination of the issue. Any challenges to these tariffs by regulators or third parties could cause us to incur substantial legal and administrative expenses.

   In addition, periodic reports concerning carriers' interstate circuits and deployment of network facilities also are required to be filed with the FCC. The FCC generally does not exercise direct oversight over cost justification and the level of charges for services of non-dominant carriers, although it has the power to do so. The FCC may also impose prior approval requirements on transfers of control and assignments of operating authorizations. Fines or other penalties also may be imposed for violations of FCC rules or regulations. The FCC also requires that certified carriers like Focal notify the FCC of foreign carrier affiliations and secure a determination that such affiliations, if in excess of a specified amount, are in the public interest.

   State Regulation. Most states regulate entry into the markets for local exchange and other intrastate services, and states' regulation of CLECs vary in their regulatory intensity. The majority of states require that companies seeking to provide local exchange and other intrastate services to apply for and obtain the requisite authorization from a state regulatory body, such as a state commission. This authorization process generally requires the carrier to demonstrate that it has sufficient financial, technical and managerial capabilities and that granting the authorization will serve the public interest. As of December 31, 1999, we had obtained local exchange certification or were otherwise authorized to provide local exchange service in:

      California         Illinois           Minnesota          Texas
      Delaware           Indiana            Missouri           Virginia
      District of
      Columbia           Maryland           New Jersey         Washington
      Florida            Massachusetts      New York
      Georgia            Michigan           Pennsylvania

   As of December 31, 1999, we also had an application pending for local exchange certification in Ohio. To the extent that an area within a state in which we provide service is served by a small or rural exchange carrier not currently subject to competition, we may not currently have authority to provide service in those areas at this time.

   As a CLEC, we are and will continue to be subject to the regulatory directives of each state in which we are and will be certified. Most states require that CLECs charge just and reasonable rates and not discriminate among similarly situated customers. Some other state requirements include:

  . The filing of periodic reports

  . The payment of various regulatory fees and surcharges

  . Compliance with service standards and consumer protection rules

   States also often require prior approvals or notifications for certain transfers of assets, customers, or ownership of a CLEC and for issuances by certified carriers of equity securities, notes or indebtedness, although the terms of this offering do not require any prior approval. States generally retain the right to sanction a carrier or to revoke certifications if a carrier violates relevant laws and/or regulations. Delays in receiving required regulatory approvals could also have a material adverse effect on us. We cannot assure you that regulators or third parties will not raise material issues with regard to our compliance or non-compliance with applicable laws or regulations.

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

   Local Regulation. We are also subject to numerous local regulations, such as building code requirements, franchise and local public rights of way. These regulations may vary greatly from state to state and from city to city.

Employees

   As of December 31, 1999, we employed 592 full-time employees, none of whom were covered by a collective bargaining agreement. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. We believe that our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

   We are headquartered in Chicago, Illinois and lease office space in a number of locations, primarily for network equipment installations and sales and administrative offices. Our material leased switching and network properties are located in:

Chicago, Illinois              New York, New York           San Francisco,
Philadelphia, Pennsylvania     Washington, D.C.             California
Southfield, Michigan           Seattle, Washington          Los Angeles,
Houston, Texas                 Dallas, Texas                California
Jersey City, New Jersey                                     Cambridge,
                                                            Massachusetts

and cover approximately 377,000 square feet of leased space. These leases expire in years ranging from 2004 to 2013 and have varying renewal options. We also own approximately 13 acres of real property in Arlington Heights, Illinois. This property, which includes a 52,000 square foot building, houses our second Chicago-area switching center, national data center and national network operations center.
                                                            Atlanta, Georgia

ITEM 3. LEGAL PROCEEDINGS

   With the exception of the matters discussed below, we are not aware of any litigation against us. In the ordinary course of our business, we are involved in a number of regulatory proceedings before various state commissions and the FCC.

   On September 16, 1997, we filed a complaint and request for temporary injunction against Ameritech Illinois with the Illinois Commerce Commission. The complaint claimed breach of the terms of the interconnection agreement between us and Ameritech Illinois because Ameritech Illinois refused to pay reciprocal compensation for our transport and termination of calls to our end-users that Ameritech Illinois believed were ISPs. In the interests of obtaining a more timely judgment, we withdrew our complaint without prejudice on October 17, 1997 and filed to intervene in a consolidated suit that included similar complaints against Ameritech Illinois by several other CLECs. On March 11, 1998, the Illinois Commerce Commission issued an order that required Ameritech Illinois to pay reciprocal compensation for calls made to ISPs. On March 15, 1998, Ameritech Illinois filed a motion with the Illinois Commerce Commission to stay the order pending an appeal, which was denied on March 23, 1998. On March 27, 1998, Ameritech Illinois filed suit in the United States District Court for the Northern District of Illinois seeking reversal of the Illinois Commerce Commission order. Ameritech Illinois also sought a stay of this order from the District Court, which was granted while the case was decided. On July 21, 1998, the District Court upheld the Illinois Commerce Commission's order, finding that calls to ISPs are local calls and therefore subject to the reciprocal compensation rules contained in the Telecom Act. The District Court stayed the decision to permit any party to appeal. Ameritech Illinois then appealed the decision to the U.S. Court of Appeals for the Seventh Circuit on August 25, 1998, and was denied a stay while the appeal is pending. In October 1998, Ameritech Illinois complied with the order and we received payment for past reciprocal compensation charges that represent substantially all of the disputed amounts. On June 18, 1999, the Seventh Circuit affirmed the Illinois Commerce Commission's order requiring the payment of reciprocal compensation for ISP-bound traffic. On August 19, 1999, the Seventh Circuit modified its prior order to permit Ameritech to raise in state courts any state claims concerning reciprocal compensation, and deferred any ruling on the petitions for rehearing pending the Court's resolution in other cases of procedural issues concerning the participation of state commissioners. Ameritech had previously filed such a complaint which at its request had been held in abeyance pending the outcome of the federal case. See "Business--Regulation" for a description of federal rule-making and other developments affecting reciprocal compensation.

   We were named as a defendant, along with other parties, in a case filed in March 1998 in the Supreme Court of the State of New York, County of New York involving the wrongful death of an electrician who died while working at our leased premises in New York. The plaintiffs, the decedent's wife and his estate, are seeking damages from the defendants of $20 million. The decedent was not under contract with us, nor was he working at our request. We tendered the defense of this claim to, and it has been accepted by, our insurance carrier. The aggregate amount of our insurance coverage is $7 million. We do not believe that we were the cause of the injuries and subsequent death that gave rise to this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Focal did not submit any matter to a vote of its stockholders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR FOCAL'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND MARKET INFORMATION

   Focal's common stock is traded on the Nasdaq National Market. Focal's ticker symbol is "FCOM." Focal completed the initial public offering of its common stock in August 1999. Prior to August 1, 1999, no established public trading market for the common stock existed.

   The following table sets forth on a per share basis, the high and low bid information per share for our common stock as reported on the Nasdaq National Market for the periods indicated:

                                                                   High   Low
                                                                  ------ ------
      Year ended December 31, 1999:
        Third quarter (from July 28, 1999)....................... $29.75 $15.50
        Fourth quarter........................................... $26.88 $18.50

   There were approximately 128 owners of record of Focal common stock as of February 29, 2000. This number excludes stockholders whose stock is held in nominee or street name by brokers and Focal believes that it has a significantly larger number of beneficial holders of common stock. A recently reported sale price of our common stock on the Nasdaq National Market is set forth on the front cover of this report.

Dividends

   We do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors deems relevant. In addition, our current financing arrangements effectively prohibit us from paying cash dividends for the foreseeable future.

Recent Sales of Unregistered Securities

   Focal did not sell any equity securities during the period covered by this report that were not registered under the Securities Act of 1933 and that were not previously reported on Form 10-Q.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

   The selected consolidated financial data presented below for the three years ended December 31, 1999, have been derived from our Consolidated Financial Statements and the accompanying notes related thereto. Our Consolidated Financial Statements for the three years ended December 31, 1999 have been audited by Arthur Andersen LLP, our independent public accountants. The balance sheet data as of December 31, 1997 has been derived from our audited consolidated financial statements not included in this report. You should read the information in this table in conjunction with Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and the accompanying notes related thereto appearing elsewhere in this report.

                                                                   Period from
                                                                 Commencement of
                                                                 Operations (May
                               Years Ended December 31,             31, 1996)
                          -------------------------------------  to December 31,
                             1999         1998         1997           1996
                          -----------  -----------  -----------  ---------------
                               (Dollars in thousands, except share data)
Statement of Operations
 Data:
Revenues................  $   126,861  $    43,532  $     4,024    $      --
Expenses:
  Customer service and
   network operations...       70,910       15,284        2,155           --
  Selling, general and
   administrative.......       32,486       12,210        2,887           422
  Depreciation and
   amortization.........       23,763        6,671          616             1
  Non-cash compensation
   expense..............        7,186        3,070        1,300           108
                          -----------  -----------  -----------    ----------
Operating income (loss).       (7,484)       6,297       (2,934)         (531)
Other income (expense),
 net....................      (14,302)      (9,606)          68            17
Provision for income
 taxes..................         (600)      (4,660)         --            --
Accretion to redemption
 value of Class A common
 stock..................          --           --          (104)          --
                          -----------  -----------  -----------    ----------
Net loss applicable to
 common stockholders....  $   (22,386) $    (7,969) $    (2,970)   $     (514)
                          ===========  ===========  ===========    ==========
Basic net loss per
 share..................  $     (0.45) $     (0.18) $     (0.07)   $    (0.06)
                          ===========  ===========  ===========    ==========
Diluted net loss per
 share..................  $     (0.45) $     (0.18) $     (0.07)   $    (0.06)
                          ===========  ===========  ===========    ==========
Basic weighted average
 common stock
 outstanding............   50,066,315   43,763,000   42,186,500     8,498,000
                          ===========  ===========  ===========    ==========
Diluted weighted average
 common stock
 outstanding............   50,066,315   43,763,000   42,186,500     8,498,000
                          ===========  ===========  ===========    ==========
Other Financial Data:
EBITDA..................  $    23,465  $    16,038  $    (1,018)   $     (422)
Capital expenditures....      128,550       64,229       11,655            82
Summary Cash Flow Data:
Net cash provided by
 (used in) operating
 activities.............  $    18,549  $    22,507  $    (1,634)   $     (153)
Net cash used in
 investing activities...     (130,590)     (72,189)     (11,655)          (82)
Net cash provided by
 financing activities...      164,142      173,466       11,756         4,025
Operating Data:
Access lines in service.      181,103       52,011        7,394           --
Minutes of use
 (millions).............       13,362        3,568          282           --

                                                    As of December 31,
                                              --------------------------------
                                                1999     1998    1997    1996
                                              -------- -------- ------  ------
Balance Sheet Data:
Cash, cash equivalents and short-term
 investments................................. $188,142 $134,001 $2,257  $3,790
Current assets...............................  219,932  144,637  4,738   3,807
Property, plant and equipment, net...........  196,301   69,973 11,177      81
Total assets.................................  420,986  219,574 15,915   3,888
Long-term debt, including current portion....  253,786  185,296  3,537     --
Total stockholders' equity (deficit).........  142,487   19,328 (2,075)   (405)

   You should not assume that the results of operations above are indicative of the financial results we can achieve in the future. You should also keep the following matters in mind when you read this information:

  . Non-cash compensation expense consists of:

   --charges totaling $0.1 million for 1996, $1.3 million for each of 1997 and 1998 and $2.5 million for 1999, which resulted from the vesting over time of shares of common stock issued to some of our executive officers in November 1996

   --charges of $1.8 million and $0.3 million for 1998 and 1999, which resulted from the vesting and cancellation of shares of common stock in connection with the September 30, 1998 amendment of vesting agreements with some of our executive officers

   --charges of $4.4 million in 1999, which resulted from our 1999 stock option grants to employees, directors and an outside consultant, and common stock issued to a director

  . EBITDA represents earnings before interest, income taxes, depreciation and amortization and other non-cash charges, including non-cash compensation expense. EBITDA is not a measurement of financial performance under generally accepted accounting principles, is not intended to represent cash flow from operations, and should not be considered as an alternative to net loss applicable to common stockholders as an indicator of our operating performance or to cash flows as a measure of liquidity. We believe that EBITDA is widely used by analysts, investors and other interested parties in the telecommunications industry. EBITDA is not necessarily comparable to similarly titled measures for other companies.

  . We count access lines as of the end of the period indicated and on a one-for-one basis using DS-0 equivalents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   General. We provide data, voice and colocation services to large, communications-intensive users in major cities. We began operations in 1996 and initiated service first in Chicago in May 1997. As of December 31, 1999 we offered service in a total of 16 markets, which encompass a total of 42 metropolitan statistical areas, or MSAs, and plan to serve 20 markets, or 50 MSAs, by the end of 2000. We believe our market expansion will allow us to reach a critical mass of geographic coverage and service capability for our target customer base of communications-intensive users. As of December 31, 1999, we had sold 237,167 access lines, of which 181,103 were installed and in service. During 2000, we estimate that we will install over 225,000 additional access lines as our existing markets continue to mature and as we launch service in additional new markets.

   Our operating results are expected to change during 2000 as a result of several trends in our business and in the regulatory environment. First, we anticipate that the mix of lines we sell will shift from being dominated by ISP customer lines to being more evenly balanced among ISP, corporate and VAR customer lines due to expanded marketing efforts. Second, we expect our revenue from, and margin on, ISP lines to decline due to the impact of regulatory developments on the potential collection of reciprocal compensation in certain markets and the renegotiation of our interconnection agreements in each state in which we operate described below. In connection with these trends, we intend to emphasize the sale of new products that leverage our network to maximize revenues per line and operating margins. These products include high-speed access to the Internet and LANs connected via DSL technology. Third, our continued expansion may result in continued negative operating cash flows and operating losses for a period of time. We expect to again produce positive operating cash flows during the fourth quarter of 2000 once these trends stabilize and operating activities in our newer markets are established and mature. If, however, these trends do not stabilize or our operating activities are not established or do not mature as expected, we may continue to sustain negative operating cash flows and net losses.

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

   We earn reciprocal compensation revenues for calls made by customers of another local exchange carrier to our customers. Conversely, we incur reciprocal compensation expense to other local exchange carriers for calls by our customers to their customers. Reciprocal compensation has historically been a significant component of our total revenue due to the preponderance of inbound applications utilized by our customers. On July 1, 1999, we began excluding certain reciprocal compensation revenues generated from our operations in a number of states where recent regulatory developments have impeded the potential collection of reciprocal compensation receivables in those states. Reciprocal compensation revenues represented approximately 81%, 75%, 55%, and 36% of total revenues for 1997, 1998, 1999 and December of 1999, respectively.

   We expect the proportion of revenues represented by reciprocal compensation to modestly decrease in the future as a result of the expiration and subsequent renegotiation of our existing interconnection agreements with the ILECs, impact of recent and future regulatory developments and as a result of our focus on increasing the percentage of our lines that are sold to non-ISP customers. The most significant impact of the reduction in reciprocal compensation occurred on October 28, 1999 when our existing interconnection agreement with Ameritech Illinois expired. As of November 1, 1999, revenues from reciprocal compensation are being recognized at an average rate of $.0033 per minute of use on a company wide basis. While per minute of use rates are expected to decline further, we believe that such a decline will be modest. See "Business--Regulation." We expect to generate additional revenues from other services which will offset this anticipated decrease in reciprocal compensation revenues. A reduction in or elimination of reciprocal compensation revenues that are not offset by increases in other revenues generated by us could have a material adverse effect on us and our results of operations. See "Business--Regulation."

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

   In the second quarter of 1999, we entered into a number of agreements to own fiber transport capacity in 16 markets as well as lease transport facilities for combined minimum commitments of $98.6 million over five years and $42.6 million over the next fifteen years. These commitments will result in increased operating expenses for future periods, which we believe should be more than offset by future revenues associated with new services made possible, in part, by these agreements. We activated our own Chicago transport network in February 2000 and expect to activate our Detroit transport network by the end of the first quarter of 2000.

   Other customer service and network operations expense consists of the costs of operating our network and the costs of providing customer care activities. Major components include wages, rent, power, equipment maintenance, supplies and contract employees.

   Selling, general and administrative ("SG&A") expense consists of sales force compensation and promotional expenses as well as the cost of corporate activities related to regulatory, finance, human resources, legal, executive, and other administrative activities. We expect our selling, general and administrative expense to be lower as a percentage of revenue than that of our competitors because we have relatively high sales productivity associated with our strategy of serving communications-intensive customers. These customers generally utilize a large number of switched access lines relative to the average business customer, resulting in more revenue per sale. Further, fewer sales representatives are required to service the relatively smaller number of communications-intensive customers in a given region.

   We record monthly non-cash compensation expense related to shares issued to some of our executive officers in November 1996, in connection with the September 30, 1998 amendments to vesting agreements with some of our executive officers, in connection with stock options granted to employees, an outside consultant, and directors during 1999 and shares issued to a director during the first quarter of 1999. We will continue to record non-cash compensation expense in future periods relating to these events through the third quarter of 2003. See notes to our Consolidated Financial Statements.

Quarterly Results

   The following table sets forth unaudited financial, operating and statistical data for each of the specified quarters of 1999 and 1998. The unaudited quarterly financial information has been prepared on the same basis as our Consolidated Financial Statements and, in our opinion, contains all normal recurring adjustments necessary to fairly state this information. The operating results for any quarter are not necessarily indicative of results for any future period.

                                             1999                       1998
                               --------------------------------------  -------
                                Fourth    Third    Second      First   Fourth
                               Quarter   Quarter  Quarter     Quarter  Quarter
                               --------  -------  --------    -------  -------
Revenues......................  $36,046  $34,484   $30,327    $26,004  $17,596
EBITDA........................   $ (708)  $5,783    $8,422     $9,968   $6,393
Lines Sold to Date............  237,167  169,122   133,536     85,329   68,184
Lines Installed to Date.......  181,103  137,033   106,749     70,572   52,011
Estimated ISP Lines (% of
 installed lines).............       72%      72%       72%        71%      71%
Lines on Switch (%)...........      100%     100%      100%       100%     100%
ILEC Central Offices
 Interconnected...............    1,209      948       771        443      340
ILEC Central Office
 Colocations in Service or
 Under Development............      221      201        58         23      --
Average Monthly Revenue Per
 Line.........................      $76      $94      $114       $141     $138
Quarterly Minutes of use
 switched (in millions).......    5,158    3,514     2,657      2,033    1,444
Markets in Operation..........       16       14        13         12       10
MSAs Served...................       40       38        34         31       29
Switches Operational..........       11       10         9          7        6
Focal Customer Colocation
 Space in Service
 (Sq. Ft.)....................   70,105   53,478    41,081     29,282   23,302
Capital Expenditures ($ in
 millions)....................      $34      $34       $57(1)     $24      $21
Employees.....................      592      478       418        312      233
Sales Force (2)...............      116      105        93         65       47

--------
(1) Includes approximately $21 million of assets acquired under a capital lease during the second quarter of 1999.
(2) Quota bearing sales professionals. Does not include sales engineers or customers support personnel.

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Our total revenues for the year ended 1999 were $126.9 million compared to $43.5 million for the year ended 1998. This increase of 192% is primarily due to the generation of revenues from numerous markets during 1999 compared to revenues from primarily two markets, Chicago and New York, in the comparable period of 1998. We installed approximately 129,000 access lines during 1999, which exceeded the lines installed in the comparable period of 1998 by approximately 187% or 84,000 lines. Customer service and network operations expense was $70.9 million for 1999 and $15.3 million for 1998. This $55.6 million increase resulted primarily from our rapid expansion into an additional six new markets during 1999 and the related increase in operational costs associated with the growth of our existing markets. SG&A expense increased by $20.3 million to $32.5 million for 1999 as a result of our planned expansion. In addition, our overall customer service, network operations, and SG&A expenses increased from 1998 to 1999 due to a corresponding increase in our employee base by 359 employees, to 592 employees as of December 31, 1999.

   Depreciation and amortization increased from $6.7 million to $23.8 million in the comparative year to year periods. This increase of $17.1 million is a result of our 1999 expansion into six new markets and due to our fixed asset base increase for our existing markets. Our 1999 capital expenditures of approximately $128.5 million (excluding $21.0 million of assets acquired under capital lease) were $64.3 million greater than that of the comparable period of 1998. Non-cash compensation expense was $7.2 million for the year ended December 31, 1999 compared to $3.1 million for comparable period in 1998. This $4.1 million increase in non-cash compensation expense is the result of September 30, 1998 amendments of vesting agreements with some of our executive officers, stock options granted to employees, an outside consultant, and directors during 1999, and stock issued to a director during the first quarter of 1999.

   Interest income was $7.9 million and $6.5 million for the years ended 1999 and 1998, respectively. This increase of $1.4 million is primarily due to our cash, cash equivalents, and short-term investments increasing from $134.0 million at the end of 1998 to $188.1 million at the end of 1999. This increase is the result of our net proceeds of approximately $137 million raised in our August 1999 initial public offering. Interest expense increased from $16.1 million during 1998 to $21.6 million for 1999. This net increase of $5.5 million is due to an additional $4.6 million of amortization of our outstanding senior discount notes, $3.4 million of interest expense on our secured equipment term loan, and $1.1 million of non-cash interest expense relating to our capital lease obligation for dark fiber transport capacity. This increase of $9.1 million was partially offset by approximately $3.6 million of interest capitalized during 1999 in connection with the construction of our major facilities and networks.

   We incurred U.S. income tax expense of $0.6 million for the year ended 1999 compared to $4.7 million in the same period of 1998. This decrease of $4.1 million in our tax expense between years is primarily due to the $18.5 million of additional pre-tax losses incurred during 1999 and the realization of a net operating loss at the end of 1999. We are obligated to pay federal and state income taxes due to the application of the alternative minimum tax.

   We had a net loss of $22.4 million for 1999 compared to a net loss of $8.0 million in 1998. This $14.4 million of additional losses in 1999 is a direct result of an increase in costs related to our planned expansion to 16 markets at the end of 1999, an additional $5.5 million of net interest expense, and an additional $4.1 million in non-cash compensation expense.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Total revenues for 1998 were $43.5 million compared to $4.0 million for 1997. The significant increase was due to the rapid growth in our Chicago and New York markets during 1998 and the fact that service was first initiated in Chicago in May 1997. Customer service and network operations expense was $15.3 million in 1998 compared to $2.2 million during 1997. The increase resulted from our rapid expansion and the related costs of leased facilities, usage settlements, customer care and operations personnel, equipment maintenance and other operating expenses. Selling, general and administrative expense also increased from $2.9 million for 1997 to $12.2 million for 1998 due to our expansion. Similarly, depreciation and amortization increased from $0.6 million in 1997 to $6.7 million in 1998 as a result of a significant increase in the level of fixed assets put into service. Non-cash compensation expense associated with the vesting over time of shares of common stock issued to some of our executive officers in November 1996, and the vesting and cancellation of shares of common stock in connection with the September 30, 1998 amendments to vesting agreements with some of our executive officers, was $3.1 million for 1998 compared to $1.3 million for 1997. The increase of $1.8 million is due to the September 30, 1998 amendment to these vesting agreements.

   Interest income increased from $0.2 million in 1997 to $6.5 million for 1998 due primarily to the investment of the proceeds received in February 1998 from the sale of the 1998 Notes. Interest expense for 1998 was $16.1 million compared to $0.1 million for 1997. The increase was primarily due to the amortization of the discount on the 1998 Notes.

 Year Ended December 31, 1997 Compared to Seven-Month Period Ended December 31, 1996

   We had total revenues of $4.0 million in 1997. We had no revenues in 1996. The increase was due to the recording of our first revenue during May 1997. Prior to May 1997, we incurred start-up and operating expenses in advance of revenue as we prepared to launch our network services in the Chicago market. Customer service and network operations expense increased from zero in 1996 to $2.2 million in 1997. There were no customer service or network activities during 1996. Such activities began as we initiated construction of our first network in January 1997 and as we began to provide service in May 1997. Selling, general and administrative expense increased from $0.4 million in 1996 to $2.9 million in 1997, largely due to a rapid increase in sales and administrative personnel in 1997. Depreciation and amortization increased from near zero in 1996 to $0.6 million in 1997 due to the increase in assets put into service during 1997. Non-cash compensation expense associated with certain shares issued to some of our executive officers in November 1996 increased from $0.1 million in 1996 to $1.3 million in 1997 based on a full year's impact of this expense during 1997 as compared to one month of non-cash compensation expense during 1996.

   Interest income increased from $0.02 million in 1996 to $0.2 million in 1997 as a result of significantly greater cash balances we maintained after receiving additional equity contributions during 1997. Interest expense was $0.1 million in 1997 due to debt financing incurred by one of our subsidiaries. We did not have any interest expense during 1996.

Liquidity and Capital Resources

   We intend to continue to increase our coverage of major U.S. cities by expanding our services to four additional markets in 2000. Our business plan will require that we expand our existing networks and services, deploy our own fiber capacity in a majority of our markets and fund our initial operating losses. We will require significant capital to fund the purchase and installation of telecommunications switches, equipment, infrastructure and fiber facilities and/or long-term rights to use fiber transport capacity. The implementation of this plan requires significant capital expenditures, a substantial portion of which will be incurred before significant related revenues from our new markets are expected to be realized. These expenditures, together with associated early operating expenses, may result in our having substantial negative operating cash flow and substantial net operating losses for the foreseeable future, including 2000 and 2001. Although we believe that our cost estimates and the scope and timing of our build-out are reasonable, we cannot assure you that actual costs or the timing of the expenditures, or that the scope and timing of our build-out, will be consistent with current estimates.

   Our capital expenditures were approximately $128.5 million (excluding $21.0 million of assets acquired under capital lease) in 1999 compared to $64.2 million in 1998, primarily reflecting capital spending for the build-out of our markets. We estimate that our capital expenditures in connection with our current business plan will be approximately $230 million for 2000. The 2000 capital expenditures are expected to be made primarily for the build-out of additional markets, the expansion of our existing markets and services, including high-speed data services, and the purchase of local dark fiber transport capacity in a majority of our markets. Our capital expenditures may increase above current estimates in order to support the offering of high speed Internet access, peering and enhanced colocation services, which are currently under consideration.

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

   Net cash provided by operating activities for 1999 was $18.5 million, a decrease of $4.0 million from the same period in 1998. This decrease is primarily the result of a $17.1 million increase in depreciation and amortization, a $4.1 million increase in non-cash compensation expense, and a additional $4.6 million of amortization of our senior discount notes, which was offset by additional net losses of $14.4 million and the increase in our 1999 accounts receivable exceeded 1998 by approximately $16.4 million. Net cash used in operating activities was $1.6 million for 1997 and net cash provided by operations was $22.5 million in 1998, an increase of $24.1 million from 1997. This increase was primarily due to an increase in non-cash reconciling items for depreciation and amortization, non-cash compensation expense, amortization of discount on the 1998 Notes and an increase in accounts payable and accrued liabilities.

   Net cash used in investing activities was $130.6 million for 1999 compared to $72.2 million in 1998. This increase of $58.4 million is primarily the result of our 1999 expansion into 6 new markets and the continued expansion of our existing markets. Our capital expenditures of $128.5 million in 1999 exceeded 1998 by $64.3 million. Short-term investments primarily consist of debt securities, which typically mature between three months and one year. Net cash used in investing activities was $72.2 million for 1998 and $11.7 million for 1997. The increase of $60.5 million from 1997 represents a $52.6 million increase in capital expenditures due to our 1998 expansion into new markets and the purchase of short-term investments of $8.0 million. Short-term investments primarily consist of debt securities, which typically mature between three months and one year.

   Net cash provided by financing activities for 1999 was $164.1 million, a decrease of $9.3 million from 1998. This decrease is primarily the net result of our debt and equity proceeds between comparable periods. Net cash provided by financing activities consisted of $173.5 million in 1998 and $11.8 million in 1997. The increase of $161.7 million from 1997 to 1998 was mainly the result of net proceeds from the Notes offering of $143.9 million after $6.1 million in issuance costs and $19.2 million in borrowings under a secured equipment term loan facility (the "Credit Agreement") during 1998.

   The Credit Agreement provides that NTFC Capital Corporation will make term loans to us solely for the purchase of telecommunications equipment and related software licenses. To secure the loans, we have granted NTFC a security interest in the assets acquired with the loans. Loans must be repaid over a five-year period from the date of the borrowing. Principal and interest payments are due monthly, and interest accrues based on the five-year swap rate, plus additional basis points. Interest will accrue at a lower rate if we meet specified financial tests. As of December 31, 1999, there are no borrowings available to us under this facility and we had $44.2 million outstanding under this term loan facility.

   We have historically incurred net losses and have an accumulated deficit of $33.7 million and $11.3 million as of December 31, 1999 and 1998, respectively. We funded a large portion of our future operating losses and capital expenditures through the offering of the 1998 Notes, the August 1999 equity offering, the January 2000 offering of our 11 7/8% Senior Notes (see below), and other financings. On February 18, 1998, we received $150 million in gross proceeds from the sale of the 1998 Notes. The 1998 Notes will accrete to an aggregate stated principal amount of $270 million by February 15, 2003. As of December 31, 1999, the principal amount of the 1998 Notes had accreted to approximately $186.8 million. No interest is payable on the 1998 Notes prior to August 15, 2003. Thereafter, cash interest will be payable semiannually on August 15 and February 15 of each year. During August 1999, we raised net proceeds of approximately $137 million in our initial public offering in which we sold 11,442,500 shares of our common stock at a price of $13 per share, which includes the underwriter's exercise of their over-allotment option to purchase 1,492,500 common shares at $13 per share.

   On January 12, 2000, we received approximately $265.7 million in net proceeds from the issue of our $275 million aggregate principal amount of 11 7/8% Senior Notes due January 15, 2010. The Senior Notes interest payment dates are July 15 and January 15, commencing July 15, 2000. The net proceeds, together with amounts available from our existing cash balances and future cash flow from ongoing operations, will be used to finance the cost to acquire equipment and network assets, to fund operation losses, for working capital and potential acquisitions, and for general corporate purposes. In addition, we may choose to obtain future debt or equity financing to fund the new products and services that are currently under consideration.

Year 2000 Compliance

   We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our on-going business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll or financial closings at month, quarterly or year end. We believe that any such problems are likely to be minor and correctable. In addition, we could still be negatively impacted if our customers or suppliers are adversely affected by the Year 2000 or similar issues. We are not currently aware of any significant Year 2000 or similar problems that have arisen for our customers and suppliers. We expended an aggregate of $0.3 million on Year 2000 readiness efforts in 1998 and 1999. All of these costs were expensed as they were incurred.

   The discussions under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. Our future performance is subject to a number of risks and uncertainties that could cause actual results to differ substantially from our projections. Factors that could impact the variability of future results include those described under "Information Regarding Forward-Looking Statements."

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

   While all of Focal's long-term debt bears fixed interest rates, the fair market value of our fixed rate long-term debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed long-term debt obligations. The table below provides additional information about our 1998 Notes. For additional information about our long-term debt obligations, see our Consolidated Financial Statements and accompanying notes related thereto appearing elsewhere in this report.

                                                                     As of
                                                               December 31, 1999
                                                                (in thousands)
                                                               -----------------
                                                                        Average
                                                                Fixed   Interest
      Expected Maturity                                          Debt     Rate
      -----------------                                        -------- --------
      1999...................................................  $    --      --
      2000...................................................       --      --
      2001...................................................       --      --
      2002...................................................       --      --
      2003...................................................       --      --
      Thereafter.............................................   270,000  12.125%
                                                               --------  ------
                                                               $270,000  12.125%
                                                               ========  ======
      Fair Market Value......................................  $176,850
                                                               ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's Consolidated Financial Statements required by Item 8, together with the notes thereto and the report thereon of the independent public accountants dated February 9, 2000, are set forth on pages F-1-F-20 of this report. The financial statement schedule listed under Item 14(a) 2, together with the report thereon of the independent public accountants dated February 9, 2000, are set forth on pages F-21 and F-22 of this report and should be read in conjunction with our Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The table below contains information about the ages and positions of Focal's executive officers, selected key employees, and directors, as of January 15, 2000.

Name                     Age                          Position(s)
----                     ---                          -----------
Robert C. Taylor, Jr. ..  40 Director, President and Chief Executive Officer
John R. Barnicle........  35 Director, Executive Vice President and Chief Operating Officer
Joseph A. Beatty........  36 Executive Vice President and Chief Financial Officer
Renee M. Martin.........  44 Senior Vice President, General Counsel and Secretary
Robert M. Junkroski.....  35 Vice President and Treasurer
Gregory J. Swanson......  32 Controller
Leonard A. Dedo.........  47 Senior Vice President of Marketing and Alternate Channels
Richard J. Metzger......  51 Vice President of Regulatory Affairs and Public Policy
James E. Crawford, III..  54 Director
John A. Edwardson.......  50 Director
Paul J. Finnegan........  46 Director
Richard D. Frisbie......  50 Director
James N. Perry, Jr. ....  39 Director
Paul G. Yovovich........  46 Director

   Robert C. Taylor, Jr. Robert Taylor is Chief Executive Officer and President for Focal Communications Corporation. He was appointed to this position in August 1996. Taylor is also the company's co-founder and director. Taylor is the Chairman of the Association for Local Telecommunications Services (ALTS), the nation's leading organization representing facilities-based competitive local exchange carriers (CLECs). In addition, Taylor sits on the board of directors for IPLAN Networks, a CLEC based in Argentina. With over 15 years of telecommunications experience, Taylor has held positions with MFS Communications, most recently as Vice President of Global Accounts, where he worked with the company's 50 largest customers and executed market development activities in Mexico and Canada. Prior to joining MFS in 1994, Taylor was one of the original senior executives at McLeod Communications Group. Taylor has also held management positions with MCI, Bellcore and Ameritech. Taylor received his M.B.A. from the University of Chicago Graduate School of Business and holds a Bachelor of Science degree in Mechanical Engineering.

   John R. Barnicle. Mr. Barnicle has been Executive Vice President and Chief Operating Officer and a director since June 1996. Mr. Barnicle is a co-founder of Focal and is responsible for day-to-day operations, engineering, marketing and long-term planning. In 1996, Mr. Barnicle was Vice President of Marketing for MFS Telecom Companies, a subsidiary of MFS Communications. From 1994 to 1996, Mr. Barnicle was a Vice President of Duff & Phelps Credit Rating Company and before that held various marketing, operations and engineering positions with MFS Telecom (1992-1994) and Centel Corporation, a local exchange carrier (1986-1992). Mr. Barnicle received his M.B.A. with Distinction from DePaul University and holds a Bachelor of Science degree in Electrical Engineering.

   Joseph A. Beatty. Mr. Beatty has been Executive Vice President and Chief Financial Officer since November 1996 and was also Treasurer from November 1996 through January 1999 and Secretary from November 1996 through April 1998. He was also a director from May 1996 to November 1996. Mr. Beatty is a co-founder of Focal and is responsible for all financial operations and information systems. From 1994 to 1996, Mr. Beatty was a Vice President with NationsBanc Capital Markets, where he was responsible for investment research coverage of the telecommunications industry. From 1992 to 1994, Mr. Beatty was a Vice President of Duff & Phelps Credit Rating Company with responsibility for credit ratings in the telecommunications and electric utility sectors. From 1985 to 1992, Mr. Beatty held various technical management positions with Centel Corporation's local exchange carrier division. Mr. Beatty received his M.B.A. with a concentration in Finance from the University of Chicago Graduate School of Business and is a Chartered Financial Analyst. In addition, Mr. Beatty holds a Bachelor of Science degree in Electrical Engineering.

   Renee M. Martin. Ms. Martin has been Senior Vice President, General Counsel and Secretary since March 1998. Ms. Martin is responsible for our legal, regulatory, real estate and human resources functions. From 1984 to 1998, Ms. Martin held various executive positions at Ameritech, most recently as Vice President and General Counsel Small Business Services, where she directed corporate legal resources to address contract negotiations, employment issues, regulatory affairs and litigation, and managed outside legal counsel. From 1982 to 1984, Ms. Martin was an attorney at the law firm of Cook and Franke, S.C. where she concentrated on general business and corporate law. Ms. Martin received her J.D. from the University of Wisconsin and holds a Bachelor of Arts degree in Journalism.

   Robert M. Junkroski. Mr. Junkroski has been Vice President and Treasurer since January 1999 and was Controller from January 1997 to January 1999. He is responsible for all our accounting, revenue assurance, audit, cash and risk management and customer credit functions. From 1995 to 1997, Mr. Junkroski was Controller for Brambles Equipment Services, Inc., an equipment leasing company, where he was responsible for establishing and maintaining the divisional accounting, financial reporting and budgeting functions. From 1987 to 1995, Mr. Junkroski was Controller for Focus Leasing Corporation, an equipment leasing company, where he was responsible for the development and implementation of the accounting and financial reporting functions of several emerging companies. Mr. Junkroski is a Certified Public Accountant, received his M.B.A. with honors from Roosevelt University concentrating in Finance and Accounting and holds a Bachelor of Business Administration degree.

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

   Leonard A. Dedo. Leonard Dedo is the Senior Vice President of Marketing and Alternative Channels for Focal Communications Corporation. He joined Focal in 1998. Dedo is responsible for marketing, product development, business analysis and public relations. He also oversees sales for select vertical markets. From 1997 to 1998, Dedo was Vice President of Marketing for Billing Concepts Corporation, a billing solution provider for the telecommunications industry. From 1985 to 1997, he held various executive management positions in sales, marketing and strategic planning with MCI Communications Corporation. Dedo received his Masters in Management with distinction and his Bachelor of Arts Degree from Northwestern University.

   Richard J. Metzger. Mr. Metzger has been Vice President of Regulatory Affairs and Public Policy since September 1998. He is responsible for our regulatory and public policy activities. From 1994 to 1998, he served as the Vice President and General Counsel of the Association for Local Telecommunications Services. From 1984 to 1993, he held various legal positions with Ameritech including serving as Vice President and General Counsel of Wisconsin Bell and Michigan Bell. From 1976 to 1984, he was an attorney at the law firm of Sidley & Austin. Mr. Metzger received his J.D. from the University of Chicago and holds a Bachelor of Arts degree in Philosophy of Science.

   James E. Crawford, III. Mr. Crawford has served as a director of Focal since November 1996. Since August 1992, he has been a general partner of Frontenac Company, a venture capital firm. From February 1984 to August 1992, Mr. Crawford was a general partner of William Blair Venture Management Co., a venture capital fund. He was also a general partner of William Blair & Company, an investment bank and brokerage firm affiliated with William Blair Venture Management Co., from January 1987 to August 1992. Mr. Crawford serves as a director of Optika, Inc., Input Software, Inc., Allegiance Telecom and several private companies.

   John A. Edwardson. Mr. Edwardson has served as a director of Focal since February 1999. He has been Chairman of Burns International Services Corp. ("Burns International"), a security services company, since June 1999 and President and Chief Executive Officer of Burns International since March 1999. From 1994 to 1998, Mr. Edwardson was President of UAL Corporation, the holding company for United Airlines and also served as UAL's Chief Operating Officer from April 1995 through September 1998. He previously was Executive Vice President and Chief Financial Officer of Ameritech and held executive positions with Northwest Airlines. Mr. Edwardson also serves as a director of Burns International and Household International, Inc.

   Paul J. Finnegan. Mr. Finnegan has served as a director of Focal since November 1996. Since January 1993, Mr. Finnegan has been Managing Director of Madison Dearborn Partners, Inc., the general partner of Madison Dearborn. Previously, he served in various positions at First Capital Corporation of Chicago and its affiliates. Mr. Finnegan currently serves on the Board of Trustees of The Skyline Fund and the Board of Directors or Managers, as applicable, of CompleTel, LLC and Allegiance Telecom.

   Richard D. Frisbie. Mr. Frisbie has served as a director of Focal since November 1996. Mr. Frisbie is a founder and has been Managing Partner of Battery Ventures since 1983. He is responsible for management of the Battery Funds and focuses principally on communications opportunities. Mr. Frisbie serves as a director of Allegiance Telecom.

   James N. Perry, Jr. Mr. Perry has been a director of Focal since November 1996. From January 1993 to January 1999, he served as Vice President of Madison Dearborn Partners, Inc., and since January of 1999 has served as Managing Director of Madison Dearborn Partners, Inc. Previously, Mr. Perry served in various positions at First Capital Corporation of Chicago and its affiliates. Mr. Perry currently serves as a director or manager, as applicable, of Clearnet Communications, Inc., Omnipoint Corporation, CompleTel, LLC, CompleTel Holdings and Allegiance Telecom.

   Paul G. Yovovich. Mr. Yovovich has served as a director of Focal since March 1997. Mr. Yovovich served as President of Advance Ross Corporation, an international transaction services and manufacturing company, from 1993 to 1996. He is a private investor. He served in several executive positions with Centel Corporation from 1982 to 1992, where his last position was that of President of its Central Telephone Company unit. Mr. Yovovich also serves as a director of 3Com Corporation, APAC TeleServices, Inc., Van Kampen Open End Funds, Comarco, Inc., American Media Operations, Inc., Lante Corporation, and several private companies.

How Our Directors Are Elected

   The Board of Directors presently consists of eight members. The Board of Directors is divided into three classes, as nearly equal in number as possible. Each director serves a three-year term and one class is elected at each year's annual meeting of stockholders. Mr. Finnegan and Mr. Frisbie are in the class of directors whose term will expire at our 2000 annual meeting of stockholders. Mr. Barnicle, Mr. Crawford and Mr. Yovovich are in the class of directors whose term will expire at our 2001 annual meeting of stockholders. Mr. Edwardson, Mr. Perry and Mr. Taylor are in the class of directors whose term will expire at our 2002 annual meeting of stockholders. At each annual meeting of stockholders, successors to the class of directors whose terms expire at the meeting are elected to serve for three-year terms and until their successors are elected and qualified.

Our Board Committees

   The Board has established three committees. They are the:

  . Compensation Committee

  . Audit Committee

  . Nominating Committee

   The Compensation Committee establishes salaries, incentives and other forms of compensation for our directors, executive officers and key employees and administers our equity incentive plans and other incentive and benefit plans. The members of the Compensation Committee are Mr. Crawford, Mr. Edwardson, Mr. Perry and Mr. Yovovich.

   The Audit Committee oversees the work of our independent auditors, reviews internal audit controls and evaluates conflict of interest issues. The members of the Audit Committee are Mr. Edwardson, Mr. Finnegan and Mr. Yovovich.

   The Nominating Committee identifies nominees to stand for election to our Board of Directors. The members of the Nominating Committee are Mr. Taylor, Mr. Perry, Mr. Crawford and Mr. Yovovich.

Compensation of Our Directors

   We presently pay our non-employee directors, other than designees of our institutional investors, in lieu of a cash retainer, annual director compensation in the form of an annual grant of stock options. The number of shares subject to each stock option granted to each of these directors on an annual basis is equal to $60,000 divided by the option exercise price, which will be the fair market value per share on the date of grant. All directors are reimbursed for expenses incurred to attend Board of Directors or committee meetings. See "Executive Compensation--Director Plan."

   In April 1997, Mr. Yovovich was granted an option to purchase 130,000 shares of our common stock under our 1997 Nonqualified Stock Option Plan (The "1997 Plan"). Ten percent of the shares covered by the option vested immediately and an additional 15% of the shares vest every six months thereafter. In January 1999, Mr. Yovovich was granted an additional option to purchase 20,000 shares of common stock under the 1997 Plan, which has the same vesting terms as his earlier grant. In February 1999, Mr. Edwardson was granted an option under our 1997 Plan to purchase 130,000 shares of our common stock on the same vesting terms as the options previously granted to Mr. Yovovich. We reimburse directors for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors or committees of the Board of Directors.

Potential Conflicts of Interest of Some of Our Directors

   In addition to serving as members of our Board of Directors, Mr. Crawford, Mr. Finnegan, Mr. Frisbie and Mr. Perry each serve as directors of other telecommunications services companies and other private companies. As a result, these four directors may be subject to conflicts of interest during their tenure on our Board of Directors. Accordingly, they may be periodically required to inform us and the other companies to which they owe fiduciary duties of financial or business opportunities. We do not currently have any standard procedures for resolving potential conflicts of interest relating to corporate opportunities or otherwise. Conflict of interest issues are reviewed by our Audit Committee. Mr. Finnegan currently serves on the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers and persons who own more than 10 percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports in changes in ownership in our common stock, and to furnish us with copies of all the reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other Forms 5 were required, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10 percent beneficial owners were complied with, except that Messrs. Crawford and Yovovich, two of our directors, inadvertently failed to report acquisitions of our common stock on Forms 4 during July and August 1999, which acquisitions were subsequently reported on Forms 5.

ITEM 11. EXECUTIVE COMPENSATION

   The table below presents information about compensation earned by our Chief Executive Officer and each of our four other most highly compensated executive officers whose combined salary and bonus for 1999 exceeded $100,000 for services rendered in all capacities for our last three fiscal years. The officers listed in the following table are referred to as the Named Executive
Officers:

                           Summary Compensation Table

                                                     Long-term
                                                    Compensation
                                                    ------------
                                                     Awards(1)
                                                    ------------
                                                     Securities
                                                     Underlying
                                                    ------------
                                       Annual
                                    Compensation
                                  -----------------               All Other
                                   Salary   Bonus                Compensation
Name and Principal Position  Year   ($)      ($)    Options (#)      ($)
---------------------------  ---- -------- -------- ------------ ------------
Robert C. Taylor, Jr.        1997 $120,000 $ 50,000   $    --      $   --
Chief Executive Officer      1998  150,000  100,000        --          --
                             1999  191,923  200,000        --          --

John R. Barnicle             1997 $120,000 $ 47,000   $    --      $   --
Chief Operating Officer      1998  140,000   75,000        --          --
                             1999  178,269  144,000        --          --

Joseph A. Beatty             1997 $120,000 $ 45,000   $    --      $25,000(2)
Chief Financial Officer      1998  140,000   75,000        --          --
                             1999  175,577  138,000        --          --

Brian F. Addy                1997 $120,000 $ 38,000   $    --      $   --
Executive Vice President of
 Market Development          1998  125,000   50,000        --          --
 (3)                         1999  157,801      --         --          --

Renee M. Martin              1997 $    --  $    --    $    --      $   --
Senior Vice President and
 General Counsel             1998  127,000   45,000    127,000         --
                             1999  150,562   78,000     33,500         --

--------
(1) Does not include 2,500,000 shares of common stock issued to each of Mr. Taylor, Mr. Barnicle, Mr. Beatty and Mr. Addy in 1996 that were subject to time-vesting requirements set forth in their Employment Agreements, of which 500,000 shares vested in 1996, 1997 and 1998 and 1,000,000 shares vested in 1999. See "--Employment Agreements." Also does not include 1,838,943 shares of common stock issued to each of Mr. Taylor, Mr. Barnicle, Mr. Beatty and Mr. Addy in 1996 that were subject to performance-vesting requirements set forth in their Vesting Agreements with some of our institutional investors. Of these shares, 1,588,943 were canceled in connection with the September 30, 1998 amendments to the Vesting Agreements. The remaining 250,000 shares were subject to time-vesting requirements set forth in Restricted Stock Agreements signed at the time of the September 30, 1998 amendments to these Vesting Agreements. Of these shares, 175,000 held by Messrs. Taylor, Barnicle and Beatty remain subject to future vesting requirements. Based upon the closing price of our Common Stock on February 29, 2000, these 175,000 shares have an aggregate market value of $9,242,275. See "--Vesting Agreements." We do not anticipate paying any dividends on any of these shares.
(2) Represents reimbursement of moving expenses.
(3) Mr. Addy resigned from Focal on January 7, 2000.

Stock Option Grants

   The table below provides information regarding stock options granted to the Named Executive Officers during the year ended December 31, 1999. None of the Named Executive Officers received stock appreciation rights, or SARs.




                                                                              Potential
                                                                             Realizable
                                                                              Value at
                                                                           Assumed Annual
                                       Individual Grants(1)                     Rates
                         ------------------------------------------------- of Stock Price
                         Number of   % of Total                             Appreciation
                         Securities   Options                                for Option
                         Underlying  Granted to  Exercise or                   Term(2)
                          Options   Employees in Base Price   Expiration   ---------------
Name                      Granted   Fiscal Year  (per share)     Date        5%      10%
----                     ---------- ------------ ----------- ------------- ------- -------
Robert C. Taylor, Jr....      --        --            --               --      --      --
John R. Barnicle........      --        --            --               --      --      --
Joseph A. Beatty........      --        --            --               --      --      --
Brian F. Addy...........      --        --            --               --      --      --
Renee M. Martin.........   16,750       0.5%        $3.73    April 1, 2009 $39,293 $99,574
                           16,750       0.5%        $3.73     May 21, 2009 $39,293 $99,574

--------
(1) The options granted to Ms. Martin were granted under the 1997 Plan (as defined below). See "--1997 Plan." No stock option grants were made to any of the Named Executive Officers in years prior to the year ended December 31, 1998. The 16,750 options were granted on April 1, 1999 and vest 25% on the first anniversary of the date of grant and 12.5% every six months thereafter. The 16,750 options were granted on May 21, 1999 and vest 25% on April 1, 2001 and 12.5% every six months thereafter.
(2) Based on a ten-year option term and annual compounding, the 5% and 10% calculations are set forth in compliance with the rules of the Securities and Exchange Commission. The appreciation calculations do not take into account any appreciation in the price of the common stock to date and are not necessarily indicative of future values of stock options or the common stock.

Exercise of Stock Options and Year-End Values

   The following table sets forth information regarding the number and value of unexercised stock options held by each of the Named Executive Officers as of December 31, 1999. None of the Named Executive Officers holds SARs.

                                                                                Value of
                                                             Number of     Unexercised In-the-
                                                            Unexercised           Money
                                                             Options at      Options ($) at
                          Number of Shares      Value     Fiscal Year End  Fiscal Year End(2)
                           Acquired Upon      Realized      Exercisable/      Exercisable/
          Name           Exercise of Option Upon Exercise Unexercisable(1)    Unexercisable
          ----           ------------------ ------------- ---------------- -------------------
Robert C. Taylor, Jr....          --             --                   --   $               --
John R. Barnicle........          --             --                   --                   --
Joseph A. Beatty........          --             --                   --                   --
Brian F. Addy...........          --             --                   --                   --
Renee M. Martin.........       20,000         $455,500     23,125/117,375  $481,681/$2,434,791

--------
(1) These shares represent shares issuable pursuant to stock options granted under our 1997 Plan. See "--1997 Plan."
(2) In accordance with the SEC's rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $23.63, the average of the high and low common stock price reported for Nasdaq National Market on December 31, 1999. Based upon the closing price of our Common Stock on February 29, 2000, the exercisable and unexercisable options would have aggregate values equal to $546,444 and $6,198,926, respectively.

1997 Plan

   Our 1997 Plan permits our Board of Directors broad discretion to grant non-qualified stock options to directors, officers and other key employees. The total number of shares of common stock that may be issued or transferred under the 1997 Plan may not exceed 8,530,000 shares of common stock. The maximum share number can be adjusted if Focal undertakes a stock split, stock dividend or other similar transactions. The Board of Directors determines who will receive options and what the terms of the options will be.

   The option agreements between us and each existing optionee provide that, upon the occurrence of a Change in Control (as defined in the 1997 Plan), the portion of the option that would have vested in the 12 month period following the Change in Control (if the optionee remained employed by us during that period) will automatically become vested as of the date of the Change in Control. In addition, if we terminate the optionee's employment, actually or constructively, in connection with or in anticipation of a Change in Control, or within two years after a Change in Control, all of the optionee's remaining options will automatically become vested and exercisable as of the date of termination.

   As of February 29, 2000, there were options covering 5,838,735 shares of Focal's common stock outstanding under the 1997 Plan with a weighted average exercise price of $2.63 per share.

1998 Plan

   We also have the 1998 Equity Performance and Incentive Plan (the "1998 Plan") that permits the Board of Directors to grant a variety of awards to officers and other key employees. The Board of Directors can grant:

  . Incentive and non-qualified stock options

  . SARs, which are rights to receive an amount equal to a specified portion of the increase in market value of a common stock over a specified exercise price between the date of grant and the date of exercise

  . Restricted shares, which involve the immediate transfer of shares of common stock for the performance of services. Restricted shares must be subject to a "substantial risk of forfeiture" within the meaning of
    Section 83 of the Internal Revenue Code

  . Deferred shares, which involve an agreement to deliver shares of common stock in the future in consideration for the performance of services

  . Performance shares, each of which is a bookkeeping unit equivalent to one share of common stock

  . Performance units, each of which is a bookkeeping unit equivalent to
    $1.00

   The total number of shares of common stock that may be issued or transferred under the 1998 Plan may not exceed 1,768,000. The maximum share number is subject to adjustment in the event of a stock split, stock dividend or other similar transactions.

   The Board of Directors has broad discretion in granting and establishing the terms of awards under the 1998 Plan, subject to the limitations contained in the 1998 Plan.


   As of February 29, 2000, there were options covering 1,138,093 shares of Focal common stock outstanding under the 1998 Plan with a weighted average exercise price of $26.53 per share.

Director Plan

   We also have a 1998 Equity Plan for Non-Employee Directors that permits our non-employee directors ("Non-Employee Directors") who are not employees, representatives or affiliates of any of Madison Dearborn, Frontenac or Battery Ventures (collectively, the "Institutional Investors") to elect to receive all or a portion of their compensation as directors in the form of shares of common stock. The Director Plan also permits us to issue to Non-Employee Directors options to purchase shares of common stock.

   The number of shares of common stock that may be issued or transferred under the Director Plan, plus the number of shares of common stock covered by outstanding awards, may not in the aggregate exceed 150,000 shares. The maximum number of shares may be adjusted if Focal undertakes a stock split, stock dividend or other similar transactions.

   As of February 29, 2000, there were no options outstanding under the Director Plan.

Employment Agreements

   Focal is a party to identical Executive Stock Agreement and Employment Agreements ("Employment Agreements") with each of Mr. Taylor, Mr. Barnicle, Mr. Beatty and Mr. Addy (the "Executive Investors"). The Employment Agreements provide that each Executive Investor will receive a minimum base salary of $120,000 (or any greater amount approved by a majority of the Board of Directors, including the Madison Dearborn designee and one of the Frontenac or Battery Ventures designees) and bonuses determined by the Board of Directors and based upon our achievement of performance goals set in advance of each year in the sole discretion of the Board of Directors. Unless he is terminated for cause, each Executive Investor is entitled for a period of between six and 12 months following termination of his employment with us (depending on the basis for termination) to continue to receive his salary and medical benefits, less any amounts the Executive Investor receives as compensation for other employment.

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

   Pursuant to the Employment Agreements and in exchange for shares of common stock held by the Executive Investors prior to November 27, 1996:

  . 2,500,000 shares of common stock subject to time-vesting requirements set forth in the Employment Agreements were issued to each of the Executive Investors on November 27, 1996

   and

  . 1,838,943 shares of common stock subject to performance-vesting requirements set forth in the Vesting Agreements (as defined below) were issued to each of the Executive Investors on November 27, 1996. Of these shares, 1,588,943 were canceled in connection with the September 30, 1998 amendments to the Vesting Agreements. The remaining 250,000 shares are subject to time-vesting requirements set forth in Restricted Stock Agreements signed on September 30, 1998. Of these shares, 175,000 shares issued to Messrs. Taylor, Barnicle and Beatty remain subject to future vesting requirements. See "--Vesting Agreements."

   All of the 2,500,000 shares issued on November 27, 1996 that were subject to time-vesting requirements under the Employment Agreements have vested.

   Each Employment Agreement and Ms. Martin's agreement also require the Executive Investor, or Ms. Martin, as applicable, to assign to us all inventions developed in the course of employment, maintain the confidentiality of our proprietary information and refrain from competing with and soliciting employees from Focal during his or her employment and for a period of up to eighteen months after his or her termination. During this period, after any applicable severance pay period has expired, the Executive Investor, or Ms. Martin, as applicable, is entitled to receive noncompetition compensation equal to his or her salary and medical benefits (net of any amounts he or she receives as compensation for other employment), unless he or she breaches his or her non-disclosure, non-compete or non-solicitation obligations.

Vesting Agreements

   Pursuant to the original terms of three separate Vesting Agreements (the "Vesting Agreements"), each dated November 27, 1996, among Focal, the Executive Investors and each of our Institutional Investors, each of the Executive Investors was entitled to earn 1,838,943 shares of common stock if specified financial performance criteria were satisfied. If any of these shares of common stock vested, an equal number of shares of common stock held by the Institutional Investors would be forfeited by the Institutional Investors.

   Pursuant to amendments to the Vesting Agreements, on September 30, 1998, the Vesting Agreements terminated and:

  . The Institutional Investors collectively forfeited 2,500,000 shares of common stock

  . The Executive Investors each forfeited 1,588,943 shares of common stock held by them (or a total of 6,355,770 shares for all Executive Investors)

  . 250,000 shares of common stock held by each Executive Investor were vested and became subject to new time-vesting requirements based on periods of continuous service with us (the "Restricted Shares").

Twenty percent of the Restricted Shares immediately vested and the remaining Restricted Shares vest 10% on September 30, 1999, 15% on September 30, 2000, 20% on September 30, 2001 and 35% on September 30, 2002. The Executive Investors are entitled to voting, dividend and other ownership rights with respect to the Restricted Shares, but the Restricted Shares are subject to restrictions on transfer until they vest. Vesting of the Restricted Shares is accelerated under specified circumstances, including upon a Change in Control or the Executive Investor's death or disability. Change in Control has the same definition as in the 1997 Plan.

Compensation Committee Interlocks and Insider Participation

   The Compensation Committee of the Board of Directors consists of four directors, Messrs. Crawford, Edwardson, Perry and Yovovich. All matters concerning executive compensation in 1999 were addressed by the full Board of Directors, including Messrs. Taylor and Barnicle, who were executive officers of Focal during 1999. None of our executive officers served as a member of the compensation committee or as a director of any other entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The table below sets forth information regarding beneficial ownership of our common stock as of February 29, 2000 for:

  . Each of the Named Executive Officers

  . Each of our directors

  . All of our executive officers and directors as a group

  . Each other person who we know beneficially owns 5% or more of our common stock

   Unless otherwise noted, the address of each Named Executive Officer and director of Focal is 200 North LaSalle Street, Suite 1100, Chicago, Illinois 60601.

                                         Number of Shares         Percent
Name                                  Beneficially Owned (1) Beneficially Owned
----                                  ---------------------- ------------------
Named Executive Officers
Robert C. Taylor, Jr. (2)............        2,865,385               4.7%
John R. Barnicle (3).................        2,794,585               4.6%
Joseph A. Beatty (4).................        2,865,385               4.7%
Renee M. Martin (5)..................           35,687                 *
Directors
James N. Perry, Jr. (6)..............       21,606,425              35.5%
Paul J. Finnegan (7).................       21,606,425              35.5%
James E. Crawford III (8)............       10,084,010              16.6%
Richard D. Frisbie (9)...............        5,041,365               8.3%
Paul G. Yovovich (10)................          289,850                 *
John A. Edwardson (11)...............          202,134                 *
All Executive Officers and Directors
 as a Group (13 persons) (12)........       45,986,983              75.6%
Other Owners
Madison Dearborn Capital Partners,
 L.P. (13)...........................       21,606,425              35.5%
Frontenac VI, L.P. (14)..............       10,082,980              16.6%
Battery Ventures III, L.P. (15)......        5,041,365               8.3%
Brian F. Addy (16)...................        2,690,385               4.4%

--------
*Less than 1% of the issued and outstanding shares of our common stock.
 (1) In accordance with the rules of the Securities and Exchange Commission, each beneficial owner's holding has been calculated assuming full exercise of outstanding warrants and options exercisable by the holder within 60 days after February 29, 2000, but no exercise of outstanding warrants and options held by any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to applicable community property laws.
 (2) Includes 175,000 shares of common stock subject to vesting provisions contained in the executive's Restricted Stock Agreement. Also includes 1,115,385 shares of common stock held by Mistral Partners, L.P., a family limited partnership. Mr. Taylor exercises sole voting and investment power over shares held by this partnership.
 (3) Includes 175,000 shares of common stock subject to vesting provisions contained in the executive's Restricted Stock Agreement, respectively. Also includes 350,000 shares of common stock held by JRB Partners, L.P., a family limited partnership. Mr. Barnicle exercises sole voting and investment power over shares held by this partnership.
 (4) Includes 175,000 shares of common stock subject to vesting provisions contained in the executive's Restricted Stock Agreement. Also includes 865,000 shares of common stock held by Coventry Court Partners, L.P., a family limited partnership. Mr. Beatty exercises sole voting and investment power over shares held by this partnership.

 (5) Consists of shares of common stock subject to options which are exercisable within 60 days of February 29, 2000.
 (6) Mr. Perry, a director, owns no shares in his own name. Consists of shares of common stock owned by Madison Dearborn. See footnote 13 below. Mr. Perry's address is c/o Madison Dearborn Partners, Inc., Three First National Plaza, Suite 3800, Chicago, IL 60602.
 (7) Mr. Finnegan, a director, owns no shares in his own name. Consists of shares of common stock owned by Madison Dearborn. See footnote 13 below. Mr. Finnegan's address is c/o Madison Dearborn Partners, Inc., Three First National Plaza, Suite 3800, Chicago, IL 60602.
 (8) Mr. Crawford, a director, owns no shares in his own name. Consists of shares of common stock owned by Frontenac and 1,030 shares of common stock owned by Mr. Crawford's son. See footnote 14 below. Mr. Crawford's address is c/o Frontenac Company, 135 S. LaSalle Street, Suite 3800, Chicago, IL 60603.
 (9) Mr. Frisbie, a director, owns no shares in his own name. Consists of shares of common stock owned by Battery. See footnote 15 below. Mr. Frisbie's address is c/o Battery Ventures, 20 William Street, Wellesley, MA 02481.
(10) Includes 151,719 shares of common stock and an additional 138,134 shares of common stock subject to options which are exercisable within 60 days of February 29, 2000.
(11) Includes 150,000 shares of common stock and an additional 52,134 shares of common stock subject to options which are exercisable within 60 days of February 29, 2000.
(12) Includes 45,740,841 shares of common stock and an additional 246,142 shares of common stock subject to options which are exercisable within 60 days of February 29, 2000.
(13) Consists of shares of common stock owned by Madison Dearborn. Messrs. Perry and Finnegan, directors of Focal, are principals of Madison Dearborn Capital Partners, Inc., the ultimate general partner of Madison Dearborn. Because of these positions, Messrs. Perry and Finnegan share voting and investment power with respect to the shares owned by Madison Dearborn. The address of Madison Dearborn is Three First National Plaza, Suite 3800, Chicago, IL 60602. See "Directors and Executive Officers of the Registrant--Potential Conflicts of Interest of Some of Our Directors."
(14) Consists of shares of common stock owned by Frontenac. Mr. Crawford, a director, is a general partner of Frontenac Company, the general partner of Frontenac. Because of this position, Mr. Crawford shares voting and investment power with respect to the shares owned by Frontenac. The address of Frontenac is 135 S. LaSalle Street, Suite 3800, Chicago, IL 60603. See "Directors and Executive Officers of the Registrant--Potential Conflicts of Interest of Some of Our Directors."
(15) Consists of shares of common stock owned by Battery Ventures. Mr. Frisbie, a director, is a managing general partner of Battery Ventures. Because of this position, Mr. Frisbie shares voting and investment power with respect to the shares owned by Battery Ventures. The address of Battery Ventures is 20 William Street, Wellesley, MA 02481. See "Directors and Executive Officers of the Registrant--Potential Conflicts of Interest of Some of Our Directors."
(16) Mr. Addy is a "named Executive Officer." He resigned from the Company, effective January 7, 2000. Includes 1,115,385 shares of common stock held by Ad-Venture Capital Partners, L.P., a family limited partnership. Mr. Addy exercises sole voting and investment power over shares held by this partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Stock Purchase Agreement and Stockholders' Agreement

   We have entered into a Stock Purchase Agreement with some of our stockholders, dated as of November 27, 1996 and amended after that date. Pursuant to the Stock Purchase Agreement and additional related agreements, our existing stockholders were granted registration rights described below.

   The Stock Purchase Agreement also requires us to:

  . Deliver financial information to the Institutional Investors and certain of their transferees in a private sale of shares of common stock

  . Provide access by the Institutional Investors, and certain of their transferees in a private sale of shares of common stock, to our physical properties, books and records

  . Comply with the periodic reporting requirements under the Exchange Act to enable holders of "restricted shares" of common stock to sell those shares of common stock pursuant to Rule 144 under the Securities Act of 1933 or a short-form registration statement under the Securities Act of 1933.

   See "Executive Compensation--Employment Agreements" and "--Vesting Agreements" for a more detailed discussion of the various provisions of the Employment Agreements and Vesting Agreements.

Registration Rights

   Focal has granted registration rights to some holders of its common stock. These holders of common stock have the benefit of the following demand registration:

  . Subject to minimum dollar amounts, Madison Dearborn may demand two registrations on Form S-1

  . Frontenac and Battery may each demand one registration on Form S-1

  . The holders of 8% of all shares of common stock subject to the registration agreement may demand an unlimited number of registrations on Form S-2 or Form S-3

   In addition, stockholders that have been granted registration rights have unlimited "piggyback" registration rights under which they have the right to request that we register their shares of common stock whenever we register any of our securities under the Securities Act of 1933 and the registration form to be used may be used for the registration of their shares of common stock. These piggyback registration rights will not, however, be available:

  . If the piggyback registration is in connection with an underwritten registration and the managing underwriter concludes that including shares of common stock owned by holders of "piggyback" registration rights would have an adverse impact on the marketing of the securities to be sold in the underwritten offering

  . For registrations undertaken because of a demand registration

Stock Purchases by Our Directors

   In May 1997, Mr. Yovovich purchased 115,385 shares of common stock for a purchase price of $75,000. In October 1998, he purchased an additional 33,334 shares of common stock for himself and members of his family for a purchase price of $100,000. In March 1999, Mr. Edwardson purchased 150,000 shares of common stock for a purchase price of $472,500.

Some of Our Directors are also Directors of our Competitors

   Some of our directors, who serve as representatives of the Institutional Investors, also serve on the boards of directors of companies with which we may compete or enter into agreements. Specifically, Mr. Crawford, Mr. Finnegan, Mr. Frisbie and Mr. Perry are directors of Allegiance Telecom, a Dallas-based CLEC. Allegiance Telecom is one of our competitors. See "Directors and Executive Officers of the Registrant--Potential Conflicts of Interest of Some of Our Directors."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) (1) Financial Statements

     The consolidated financial statements of Focal Communications Corporation and Subsidiaries for the year ended December 31, 1999, together with the Report of Independent Public Accountants, are set forth on pages F-1 through F-20 of this report. The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the report.

   (2) Financial Statement Schedules

     The following are included in Part IV of this report for each of the years ended December 31, 1997, 1998 and 1999 as applicable:

    Report of Independent Public Accountants F-21

    Schedule II--Valuation and Qualifying Accounts F-22

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

      3.1      Form of Amended and Restated Certificate of Incorporation.
               (Incorporated by reference to Exhibit No. 3.3 of the Registrant's Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on May
               7, 1999, as amended (Registration No. 333-77995) (the "S-
               1"))

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

      4.5      Amendment No. 2 to Stock Purchase Agreement with Madison
               Dearborn Capital Partners, L.P., Frontenac VI, L.P.,
               Battery Ventures III, L.P., Brian F. Addy, John R.
               Barnicle, Joseph Beatty and Robert C. Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.8 to the Registrant's Quarterly Report on
               Form 10-Q for the period ending September 30, 1998, originally filed with the Securities and Exchange
               Commission on November 16, 1998 (the "3rd Quarter 10-Q"))

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

      Exhibit
      Number                       Exhibit Description
      -------                      -------------------
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

      4.15     Amendment No. 2 to Stockholders Agreement with Madison
               Dearborn Capital Partners, L.P., Frontenac VI, L.P.,
               Battery Ventures III, L.P., Brian F. Addy, John R.
               Barnicle, Joseph Beatty and Robert C. Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.10 of the 3rd Quarter 10-Q)

      4.16     Amendment No. 3 to Stockholders Agreement with Madison
               Dearborn Capital Partners, L.P., Frontenac VI, L.P.,
               Battery Ventures III, L.P., Brian F. Addy, John R.
               Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated
               February 16, 1999. (Incorporated by reference to Exhibit
               4.16 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 originally filed with the Securities and Exchange Commission on March 31, 1999 (the
               "1998 10-K"))

      4.17     Amendment No. 4 to Stockholders Agreement with Madison
               Dearborn Capital Partners, L.P., Frontenac VI, L.P.,
               Battery Ventures III, L.P., Brian F. Addy, John R.
               Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated
               May 21, 1999. (Incorporated by reference to Exhibit No.
               4.27 of the S-1)

      4.18     Executive Stock Agreement and Employment Agreement with
               Brian F. Addy, dated November 27, 1996. (Incorporated by reference to Exhibit No. 4.12 of the S-4)

      Exhibit
      Number                       Exhibit Description
      -------                      -------------------
      4.19     Executive Stock Agreement and Employment Agreement with
               John R. Barnicle, dated November 27, 1996. (Incorporated
               by reference to Exhibit No. 4.13 of the S-4)+

      4.20     Executive Stock Agreement and Employment Agreement with
               Joseph A. Beatty, dated November 27, 1996. (Incorporated by reference to Exhibit No. 4.14 of the S-4)+

      4.21     Executive Stock Agreement and Employment Agreement with
               Robert C. Taylor, Jr., dated November 27, 1996.
               (Incorporated by reference to Exhibit No. 4.15 of the S-
               4)+

      4.22     Amendment No. 1 to Executive Employment Agreement and
               Consent with Brian F. Addy, dated as of August 21, 1998.
               (Incorporated by reference to Exhibit No. 4.11 of the 3rd
               Quarter 10-Q)+

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

      4.25     Amendment No. 1 to Executive Employment Agreement and
               Consent with Robert C. Taylor, dated as of August 21,
               1998. (Incorporated by reference to Exhibit No. 4.14 of the 3rd Quarter 10-Q)+

      4.26     Registration Agreement with Madison Dearborn Capital
               Partners, L.P., Frontenac VI, L.P., Battery Ventures III,
               L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and
               Robert C. Taylor Jr., dated November 27, 1996.
               (Incorporated by reference to Exhibit No. 4.16 of the S-4)

      4.27     Amendment No. 1 to Registration Agreement with Madison
               Dearborn Capital Partners, L.P., Frontenac VI, L.P.,
               Battery Ventures III, L.P., Brian F. Addy, John R.
               Barnicle, Joseph Beatty and Robert C. Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.15 of the 3rd Quarter 10-Q)

     10.1      Interconnection Agreement with Ameritech Information
               Industry Services, dated October 28, 1996. (Incorporated by reference to Exhibit No. 10.1 of the S-4)

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

     10.5 Interconnection Agreement with Bell Atlantic-Pennsylvania, dated April 27, 1998. (Incorporated by reference to Exhibit No. 10.26 of the S-4)

     10.6 Interconnection Agreement with Bell Atlantic-Delaware, dated April 27, 1998. (Incorporated by reference to Exhibit No. 10.25 of the S-4)

     10.7 Interconnection Agreement with Bell Atlantic-New Jersey, dated April 27, 1998. (Incorporated by reference to Exhibit No. 10.24 of the S-4)

     10.8      Interconnection Agreement with GTE--California, dated June
               12, 1998. (Incorporated by reference to Exhibit No. 10.23
               of the S-4)

     10.9      Interconnection Agreement with Pacific Bell, dated June
               15, 1998. (Incorporated by reference to Exhibit No. 10.22
               of the S-4)

      Exhibit
      Number                       Exhibit Description
      -------                      -------------------
     10.10     Interconnection Agreement with Bell Atlantic-District of
               Columbia dated October 1, 1998. (Incorporated by reference to Exhibit No. 10.1 to the Registrant's Quarterly Report
               on Form 10-Q for the Period Ended March 31, 1999 (the "1st
               Quarter 1999 10-Q"))

     10.11 Interconnection Agreement with Bell Atlantic-Maryland dated October 2, 1998. (Incorpo-rated by reference to Exhibit No. 10.2 to the 1st Quarter
               1999 10-Q)

     10.12 Interconnection Agreement with Bell Atlantic-Virginia dated October 2, 1998. (Incorporated by reference to Exhibit No. 10.3 to the 1st Quarter 1999 10-Q)

     10.13 Interconnection Agreement with U.S. West-Washington State dated January 15, 1999. (Incorporated by reference to Exhibit No. 10.4 to the 1st Quarter 1999 10-Q)

     10.14     Interconnection Agreement with Ameritech Information
               Industry Services, on behalf of and as agent for Ameritech
               Michigan dated February 10, 1999. (Incorporated by reference to Exhibit No. 10.5 to the 1st Quarter 1999 10-
               Q)

     10.15 Interconnection Agreement with Bell Atlantic-Massachusetts dated February 15, 1999. (Incorporated by reference to Exhibit No. 10.6 to the 1st Quarter 1999 10-Q)

     10.16     First Amendment to the Interconnection Agreement with
               Ameritech Information Industry Services, dated September
               8, 1998. (Incorporated by reference to Exhibit No. 10.1 of the 3rd Quarter 10-Q)

     10.17     Network Products Purchase Agreement with Northern Telecom
               Inc., dated January 21, 1997. (Incorporated by reference to Exhibit No. 10.5 of the S-4)

     10.18     Amendments No. 1 and No. 2 to Network Products Purchase
               Agreement with Northern Telecom Inc., both dated March 6,
               1998. (Incorporated by reference to Exhibit No. 10.6 of the S-4)*
     10.19 Amendment No. 3 to Network Products Purchase Agreement with Northern Telecom Inc., dated March 25, 1999.
               (Incorporated by reference to Exhibit No. 10.7 to the 1st
               Quarter 1999 10-Q)*

     10.20     Software License with DPI/TFS, Inc., dated April 10, 1997.
               (Incorporated by reference to Exhibit No. 10.17 of the S-
               4)*

     10.21 Second Amendment to Lease Agreement for property located at 200 North LaSalle, Chicago, IL, dated November 15,
               1997. (Incorporated by reference to Exhibit No. 10.9 of the S-4)

     10.22     Lease Agreement for property located at 200 North LaSalle,
               Chicago, IL, dated December 31, 1996. (Incorporated by reference to Exhibit No. 10.7 of the S-4)

     10.23 First Amendment to Lease Agreement for property located at 200 North LaSalle, Chicago, IL, dated May 14, 1997.
               (Incorporated by reference to Exhibit No. 10.8 of the S-4)

     10.24     Loan and Security Agreement with NTFC Capital Corporation
               dated December 30, 1998.*
     10.25     Amendment No. 1 to Loan and Security Agreement with NTFC
               Capital Corporation dated as of April 15, 1999.
               (Incorporated by reference to Exhibit No. 10.25 of the S-
               1)

     10.26     Purchase Agreement with XCOM Technologies, Inc., dated
               January 6, 1999. (Incorporated by reference to Exhibit No.
               10.8 to the 1st Quarter 1999 10-Q)*

     10.27     Third Amendment to Lease Agreement for property located at
               200 North LaSalle, Chicago, IL, dated March 2, 1998.
               (Incorporated by reference to Exhibit No. 10.10 of the S-
               4)

      Exhibit
      Number                       Exhibit Description
      -------                      -------------------
     10.28     Fourth Amendment to Lease Agreement for property located
               at 200 North LaSalle, Chicago, IL, dated April 4, 1998.
               (Incorporated by reference to Exhibit No. 10.18 of the S-
               4)

     10.29 Fifth Amendment to Lease Agreement for property located at 200 North LaSalle, Chicago, IL, dated October 14, 1998.
               (Incorporated by reference to Exhibit No. 10.9 to the 1st
               Quarter 1999 10-Q)

     10.30 Sixth Amendment to Lease Agreement for property located at 200 North LaSalle, Chicago, IL, dated February 18, 1999.
               (Incorporated by reference to Exhibit No. 10.10 to the 1st
               Quarter 1999 10-Q)

     10.31     Lease Agreement for property located at 32 Old Slip, New
               York, NY, dated May 20, 1997. (Incorporated by reference to Exhibit No. 10.11 of the S-4)

     10.32     Lease Agreement for property located at 650 Townsend
               Street, San Francisco, CA, dated January 26, 1998.
               (Incorporated by reference to Exhibit No. 10.12 of the S-
               4)

     10.33 First Amendment to Lease Agreement for property located at 650 Townsend Street, San Francisco, CA, dated March 3,
               1998. (Incorporated by reference to Exhibit No. 10.11 to the 1st Quarter 1999 10-Q)

     10.34 Second Amendment to Lease Agreement for property located at 650 Townsend Street, San Francisco, CA, dated June 16,
               1998. (Incorporated by reference to Exhibit No. 10.12 to the 1st Quarter 1999 10-Q)

     10.35 Third Amendment to Lease Agreement for property located at 650 Townsend Street, San Francisco, CA, dated February 16,
               1999. (Incorporated by reference to Exhibit No. 10.13 to the 1st Quarter 1999 10-Q)

     10.36     Lease Agreement for property located at 701 Market Street,
               Philadelphia, Pennsylvania, dated March 10, 1998.
               (Incorporated by reference to Exhibit No. 10.13 of the S-
               4)

     10.37     Lease Agreement for property located at 1120 Vermont
               Avenue, NW., Washington, D.C., dated as of May 4, 1998.
               (Incorporated by reference to Exhibit No. 10.19 of the S-
               4)

     10.38 First Amendment to Lease Agreement for property located at 1120 Vermont, NW, Washington, D.C., dated July 23, 1998.
               (Incorporated by reference to Exhibit No. 10.6 of the 3rd
               Quarter 10-Q)

     10.39     Lease Agreement for property located at 1200 West Seventh
               Street, Los Angeles, California, dated as of May 19, 1998.
               (Incorporated by reference to Exhibit No. 10.20 of the 1998 S-4)

     10.40 First Amendment to Lease Agreement for property located at 1200 West 7th Street, Los Angeles, CA, dated July 8, 1998.
               (Incorporated by reference to Exhibit No. 10.5 of the 3rd
               Quarter 10-Q)

     10.41     Lease Agreement for property located at 1511 6th Avenue,
               Seattle, WA, dated August 7, 1998. (Incorporated by reference to Exhibit No. 10.2 of the 3rd Quarter 10-Q)

     10.42     Lease Agreement for property located at 23800 West Ten
               Mile Road, Southfield, MI, dated August 31, 1998.
               (Incorporated by reference to Exhibit No. 10.3 of the 3rd
               Quarter 10-Q)

     10.43     Lease Agreement for property located at One Penn Plaza,
               New York, NY, dated September 25, 1998. (Incorporated by reference to Exhibit No. 10.4 of the 3rd Quarter 10-Q)

     10.44     Lease Agreement for property located at 1950 Stemmons
               Freeway, Dallas, TX, dated December 15, 1998.
               (Incorporated by reference to Exhibit No. 10.14 to the 1st
               Quarter 1999 10-Q)


      Exhibit
      Number                       Exhibit Description
      -------                      -------------------
     10.45     Lease Agreement for property located at One Main Street,
               Cambridge, MA, dated January 6, 1999. (Incorporated by
               reference to Exhibit No. 10.15 to the 1st Quarter 1999 10-
               Q)

     10.46     Lease Agreement for property located at 250 Williams
               Street, Atlanta, GA, dated February 5, 1999. (Incorporated by reference to Exhibit No. 10.16 to the 1st Quarter 1999
               10-Q)

     10.47     Lease Agreement for property located at Christopher
               Columbus Drive & Washington Street, Jersey City, NJ, dated
               February 19, 1999. (Incorporated by reference to Exhibit
               No. 10.17 to the 1st Quarter 1999 10-Q)

     10.48     Employment Agreement with Renee M. Martin, dated March 20,
               1998. (Incorporated by reference to Exhibit No. 10.16 of the S-4)+

     10.49     Amendment No. 1 to Executive Employment Agreement with
               Renee M. Martin, dated as of August 21, 1998.
               (Incorporated by reference to Exhibit No. 10.10 of the 3rd
               Quarter 10-Q)

     10.50 1997 Nonqualified Stock Option Plan, amended and restated as of August 21, 1998. (Incorporated by reference to Exhibit No. 10.7 of the 3rd Quarter 10-Q)+

     10.51 Amendment to 1997 Nonqualified Stock Option Plan (amended and restated as of August 21, 1998), dated as of May 21, 1999. (Incorporated by reference to Exhibit No. 10.58 of the S-1)

     10.52     Form of Amended and Restated Stock Option Agreement.
               (Incorporated by reference to Exhibit No. 10.33 of the 1998 10-K)+

     10.53 1998 Equity and Performance Incentive Plan. (Incorporated by reference to Exhibit No. 10.8 of the 3rd Quarter 10-Q)+

     10.54 1998 Equity Plan for Non-Employee Directors. (Incorporated by reference to Exhibit No. 10.9 of the 3rd Quarter 10-Q)+

     10.55     Agreement for Sale of Real Property between Focal
               Communications Corporation and United Air Lines, Inc.
               dated August 13, 1998.
     10.56     IRU Agreement dated April 28, 1999, by and between Focal
               Financial Services, Inc. and Level 3 Communications, LLC.
               (Incorporated by reference to Exhibit No. 10.55 of the S-1)*

     10.57 Private Line Service Agreement, dated May 4, 1999, by and between Focal Communications Corporation and WorldCom
               Technologies, Inc. (Incorporated by reference to Exhibit
               No. 10.56 of the S-1)*

     10.58     Fiber Optic Network leased Fiber Agreement between
               Metromedia Fiber Network Services, Inc. and Focal
               Financial Services, Inc., dated as of May 24, 1999.
               (Incorporated by reference to Exhibit No. 10.57 of the S-
               1)*

     21.1      Subsidiaries of the Registrant.

     23.1      Consent of Arthur Andersen LLP.

     27.1      Financial Data Schedule.

--------
   *Portions of these exhibits have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.
   +Management contract or compensatory plan.

   (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the period covered by this report.

   (c) Financial Statement Schedules. The financial statement schedules filed as part of this Annual Report on Form 10-K are as specified in item 14(a)(2) herein.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          Focal Communications Corporation

                                               /s/ Robert C. Taylor, Jr.
                                          By:__________________________________
                                            Robert C. Taylor, Jr.
                                            President and Chief Executive
                                            Officer
                                            March 10, 2000

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

             Signature                           Title                    Date
             ---------                           -----                    ----


   /s/ Robert C. Taylor, Jr.         President, Chief Executive      March 10, 2000
____________________________________  Officer and Director
       Robert C. Taylor, Jr.          (Principal Executive
                                      Officer)

      /s/ John R. Barnicle           Executive Vice President,       March 10, 2000
____________________________________  Chief Operating Officer,
          John R. Barnicle            and Director

      /s/ Joseph A. Beatty           Executive Vice President and    March 10, 2000
____________________________________  Chief Financial Officer
          Joseph A. Beatty            (Principal Financial
                                      Officer)

     /s/ Gregory J. Swanson          Controller (Principal           March 10, 2000
____________________________________  Accounting Officer)
         Gregory J. Swanson

   /s/ James E. Crawford, III        Director                        March 10, 2000
____________________________________
       James E. Crawford, III

     /s/ John A. Edwardson           Director                        March 10, 2000
____________________________________
         John A. Edwardson

      /s/ Paul J. Finnegan           Director                        March 10, 2000
____________________________________
          Paul J. Finnegan

     /s/ Richard D. Frisbie          Director                        March 10, 2000
____________________________________
         Richard D. Frisbie

    /s/ James N. Perry, Jr.          Director                        March 10, 2000
____________________________________
        James N. Perry, Jr.

      /s/ Paul G. Yovovich           Director                        March 10, 2000
____________________________________
          Paul G. Yovovich

                                 EXHIBIT INDEX

  Exhibit
  Number              Exhibit Description                     Location
  -------             -------------------                     --------
  2.1      Plan of Reorganization and Agreement by    Incorporated by reference
           and among Focal Communications
           Corporation and its Subsidiaries, dated
           June 12, 1997. (Incorporated by
           reference to Exhibit No. 2.1 to the
           Registrant's Registration Statement on
           Form S-4 originally filed with the
           Securities and Exchange Commission on
           August 13, 1998 (Registration No. 333-
           49397)

  3.1      Form of Amended and Restated Certificate   Incorporated by reference
           of Incorporation. (Incorporated by
           reference to Exhibit No. 3.3 of the
           Registrant's Registration Statement on
           Form S-1 originally filed with the
           Securities and Exchange Commission on
           May 7, 1999, as amended (Registration
           No. 333-77995)

  3.2      Form of Amended and restated By-Laws.      Incorporated by reference

  4.1      Indenture with Harris Trust and Savings    Incorporated by reference
           Bank, dated February 18, 1998.

  4.2      Initial Global 12.125% Senior Discount     Incorporated by reference
           Note Due February 15, 2008, dated
           February 18, 1998.

  4.3      Stock Purchase Agreement with Madison      Incorporated by reference
           Dearborn Capital Partners, L.P.,
           Frontenac VI, L.P., Battery Ventures
           III, L.P., Brian F. Addy, John R.
           Barnicle, Joseph Beatty, and Robert C.
           Taylor Jr., dated November 27, 1996.

  4.4      Amendment No. 1 to Stock Purchase          Incorporated by reference
           Agreement with Madison Dearborn Capital
           Partners, L.P., Frontenac VI, L.P.,
           Battery Ventures III, L.P., Brian F.
           Addy, John R. Barnicle, Joseph Beatty,
           and Robert C. Taylor Jr., dated January
           23, 1998.

  4.5      Amendment No. 2 to Stock Purchase          Incorporated by reference
           Agreement with Madison Dearborn Capital
           Partners, L.P., Frontenac VI, L.P.,
           Battery Ventures III, L.P., Brian F.
           Addy, John R. Barnicle, Joseph Beatty
           and Robert C. Taylor, Jr., dated as of
           August 21, 1998. (Incorporated by
           reference to Exhibit No. 4.8 to the
           Registrant's Quarterly Report on Form
           10-Q for the period ending September 30,
           1998, originally filed with the
           Securities and Exchange Commission on
           November 16, 1998.

  4.6      Vesting Agreement with Madison Dearborn    Incorporated by reference
           Capital Partners, L.P., Brian F. Addy,
           John R. Barnicle, Joseph Beatty and
           Robert C. Taylor, Jr., dated as of
           November 27, 1996.

  4.7      Vesting Agreement with Frontenac VI,       Incorporated by reference
           L.P., Brian F. Addy, John R. Barnicle,
           Joseph Beatty and Robert C. Taylor, Jr.,
           dated as of November 27, 1996.

  4.8      Vesting Agreement with Battery Ventures    Incorporated by reference
           III, L.P., Brian F. Addy, John R.
           Barnicle, Joseph Beatty and Robert C.
           Taylor, Jr., dated as of November 27,
           1996.

  4.9      Amendment No. 1 to Vesting Agreement and   Incorporated by reference
           Consent as of August 21, 1998, between
           Focal Communications Corporation with
           Madison Dearborn Capital Partners, L.P.,
           Frontenac VI, L.P., Battery Ventures
           III, L.P., Brian F. Addy, John R.
           Barnicle, Joseph Beatty and Robert C.
           Taylor, Jr., dated as of August 21,
           1998.

  Exhibit
  Number              Exhibit Description                     Location
  -------             -------------------                     --------
 4.10      Amendment No. 1 to Vesting Agreement and   Incorporated by reference
           Consent as of August 21, 1998, between
           Focal Communications Corporation with
           Madison Dearborn Capital Partners, L.P.,
           Frontenac VI, L.P., Battery Ventures
           III, L.P., Brian F. Addy, John R.
           Barnicle, Joseph Beatty and Robert C.
           Taylor, Jr., dated as of August 21,
           1998.

 4.11      Amendment No. 1 to Vesting Agreement and   Incorporated by reference
           Consent as of August 21, 1998, between
           Focal Communications Corporation with
           Madison Dearborn Capital Partners, L.P.,
           Frontenac VI, L.P., Battery Ventures
           III, L.P., Brian F. Addy, John R.
           Barnicle, Joseph Beatty and Robert C.
           Taylor, Jr., dated as of August 21,
           1998.

 4.12      Form of Restricted Stock Agreement,        Incorporated by reference
           dated September 30, 1998 between Focal
           Communications Corporation and each of
           Brian F. Addy, John R. Barnicle, Joseph
           Beatty, and Robert C. Taylor, Jr.

 4.13      Stockholders Agreement with Madison        Incorporated by reference
           Dearborn Capital Partners, L.P.,
           Frontenac VI, L.P., Battery Ventures
           III, L.P., Brian F. Addy, John R.
           Barnicle, Joseph Beatty, and Robert C.
           Taylor Jr., dated November 27, 1996.

 4.14      Amendment No. 1 to Stockholders            Incorporated by reference
           Agreement with Madison Dearborn Capital
           Partners, L.P., Frontenac VI, L.P.,
           Battery Ventures III, L.P., Brian F.
           Addy, John R. Barnicle, Joseph Beatty
           and Robert C. Taylor, Jr., dated as of
           July 7, 1998.

 4.15      Amendment No. 2 to Stockholders            Incorporated by reference
           Agreement with Madison Dearborn Capital
           Partners, L.P., Frontenac VI, L.P.,
           Battery Ventures III, L.P., Brian F.
           Addy, John R. Barnicle, Joseph Beatty
           and Robert C. Taylor, Jr., dated as of
           August 21, 1998.

 4.16      Amendment No. 3 to Stockholders            Incorporated by reference
           Agreement with Madison Dearborn Capital
           Partners, L.P., Frontenac VI, L.P.,
           Battery Ventures III, L.P., Brian F.
           Addy, John R. Barnicle, Joseph Beatty,
           and Robert C. Taylor, Jr., dated
           February 16, 1999.

 4.17      Amendment No. 4 to Stockholders            Incorporated by reference
           Agreement with Madison Dearborn Capital
           Partners, L.P., Frontenac VI, L.P.,
           Battery Ventures III, L.P., Brian F.
           Addy, John R. Barnicle, Joseph Beatty,
           and Robert C. Taylor, Jr., dated May 21,
           1999.

 4.18      Executive Stock Agreement and Employment   Incorporated by reference
           Agreement with Brian F. Addy, dated
           November 27, 1996.

 4.19      Executive Stock Agreement and Employment   Incorporated by reference
           Agreement with John R. Barnicle, dated
           November 27, 1996.

 4.20      Executive Stock Agreement and Employment   Incorporated by reference
           Agreement with Joseph A. Beatty, dated
           November 27, 1996.

 4.21      Executive Stock Agreement and Employment   Incorporated by reference
           Agreement with Robert C. Taylor, Jr.,
           dated November 27, 1996.

 4.22      Amendment No. 1 to Executive Employment    Incorporated by reference
           Agreement and Consent with Brian F.
           Addy, dated as of August 21, 1998.

  Exhibit
  Number              Exhibit Description                     Location
  -------             -------------------                     --------
  4.23     Amendment No. 1 to Executive Employment    Incorporated by reference
           Agreement and Consent with John R.
           Barnicle, dated as of August 21, 1998.

  4.24     Amendment No. 1 to Executive Employment    Incorporated by reference
           Agreement and Consent with Joseph
           Beatty, dated as of August 21, 1998.

  4.25     Amendment No. 1 to Executive Employment    Incorporated by reference
           Agreement and Consent with Robert C.
           Taylor, dated as of August 21, 1998.

  4.26     Registration Agreement with Madison        Incorporated by reference
           Dearborn Capital Partners, L.P.,
           Frontenac VI, L.P., Battery Ventures
           III, L.P., Brian F. Addy, John R.
           Barnicle, Joseph Beatty, and Robert C.
           Taylor Jr., dated November 27, 1996.

  4.27     Amendment No. 1 to Registration            Incorporated by reference
           Agreement with Madison Dearborn Capital
           Partners, L.P., Frontenac VI, L.P.,
           Battery Ventures III, L.P., Brian F.
           Addy, John R. Barnicle, Joseph Beatty
           and Robert C. Taylor, Jr., dated as of
           August 21, 1998.

 10.1      Interconnection Agreement with Ameritech   Incorporated by reference
           Information Industry Services, dated
           October 28, 1996.

 10.2      Interconnection Agreement with Ameritech   Incorporated by reference
           Information Industry Services, dated
           October 24, 1997.

 10.3      Interconnection Agreement with New York    Incorporated by reference
           Telephone Company, dated November 10,
           1997.

 10.4      Amended and Restated Interconnection       Incorporated by reference
           Agreement with Ameritech Information
           Industry Services, dated March 16, 1998.

 10.5      Interconnection Agreement with Bell        Incorporated by reference
           Atlantic-Pennsylvania, dated April 27,
           1998.

 10.6      Interconnection Agreement with Bell        Incorporated by reference
           Atlantic-Delaware, dated April 27, 1998.

 10.7      Interconnection Agreement with Bell        Incorporated by reference
           Atlantic-New Jersey, dated April 27,
           1998.

 10.8      Interconnection Agreement with GTE--       Incorporated by reference
           California, dated June 12, 1998.

 10.9      Interconnection Agreement with Pacific     Incorporated by reference
           Bell, dated June 15, 1998.

 10.10     Interconnection Agreement with Bell        Incorporated by reference
           Atlantic-District of Columbia dated
           October 1, 1998.

 10.11     Interconnection Agreement with Bell        Incorporated by reference
           Atlantic-Maryland dated October 2, 1998.

 10.12     Interconnection Agreement with Bell        Incorporated by reference
           Atlantic-Virginia dated October 2, 1998.

 10.13     Interconnection Agreement with U.S.        Incorporated by reference
           West-Washington State dated January 15,
           1999.


  Exhibit
  Number              Exhibit Description                     Location
  -------             -------------------                     --------
 10.14     Interconnection Agreement with Ameritech   Incorporated by reference
           Information Industry Services, on behalf
           of and as agent for Ameritech Michigan
           dated February 10, 1999.

 10.15     Interconnection Agreement with Bell        Incorporated by reference
           Atlantic-Massachusetts dated February
           15, 1999.

 10.16     First Amendment to the Interconnection     Incorporated by reference
           Agreement with Ameritech Information
           Industry Services, dated September 8,
           1998.

 10.17     Network Products Purchase Agreement with   Incorporated by reference
           Northern Telecom Inc., dated January 21,
           1997.

 10.18     Amendments No. 1 and No. 2 to Network      Incorporated by reference
           Products Purchase Agreement with
           Northern Telecom Inc., both dated March
           6, 1998.

 10.19     Amendment No. 3 to Network Products        Incorporated by reference
           Purchase Agreement with Northern Telecom
           Inc., dated March 25, 1999.

 10.20     Software License with DPI/TFS, Inc.,       Incorporated by reference
           dated April 10, 1997.

 10.21     Second Amendment to Lease Agreement for    Incorporated by reference
           property located at 200 North LaSalle,
           Chicago, IL, dated November 15, 1997.

 10.22     Lease Agreement for property located at    Incorporated by reference
           200 North LaSalle, Chicago, IL, dated
           December 31, 1996.

 10.23     First Amendment to Lease Agreement for     Incorporated by reference
           property located at 200 North LaSalle,
           Chicago, IL, dated May 14, 1997.

 10.24     Loan and Security Agreement with NTFC      Incorporated by reference
           Capital Corporation dated December 30,
           1998.
 10.25     Amendment No. 1 to Loan and Security       Incorporated by reference
           Agreement with NTFC Capital Corporation
           dated as of April 15, 1999.

 10.26     Purchase Agreement with XCOM               Incorporated by reference
           Technologies, Inc., dated January 6,
           1999.

 10.27     Third Amendment to Lease Agreement for     Incorporated by reference
           property located at 200 North LaSalle,
           Chicago, IL, dated March 2, 1998.

 10.28     Fourth Amendment to Lease Agreement for    Incorporated by reference
           property located at 200 North LaSalle,
           Chicago, IL, dated April 4, 1998.

 10.29     Fifth Amendment to Lease Agreement for     Incorporated by reference
           property located at 200 North LaSalle,
           Chicago, IL, dated October 14, 1998.

 10.30     Sixth Amendment to Lease Agreement for     Incorporated by reference
           property located at 200 North LaSalle,
           Chicago, IL, dated February 18, 1999.

 10.31     Lease Agreement for property located at    Incorporated by reference
           32 Old Slip, New York, NY, dated May 20,
           1997.

 10.32     Lease Agreement for property located at    Incorporated by reference
           650 Townsend Street, San Francisco, CA,
           dated January 26, 1998.

 10.33     First Amendment to Lease Agreement for     Incorporated by reference
           property located at 650 Townsend Street,
           San Francisco, CA, dated March 3, 1998.


  Exhibit
  Number              Exhibit Description                     Location
  -------             -------------------                     --------
 10.34     Second Amendment to Lease Agreement for    Incorporated by reference
           property located at 650 Townsend Street,
           San Francisco, CA, dated June 16, 1998.

 10.35     Third Amendment to Lease Agreement for     Incorporated by reference
           property located at 650 Townsend Street,
           San Francisco, CA, dated February 16,
           1999.

 10.36     Lease Agreement for property located at    Incorporated by reference
           701 Market Street, Philadelphia,
           Pennsylvania, dated March 10, 1998.

 10.37     Lease Agreement for property located at    Incorporated by reference
           1120 Vermont Avenue, NW., Washington,
           D.C., dated as of May 4, 1998.

 10.38     First Amendment to Lease Agreement for     Incorporated by reference
           property located at 1120 Vermont, NW,
           Washington, D.C., dated July 23, 1998.

 10.39     Lease Agreement for property located at    Incorporated by reference
           1200 West Seventh Street, Los Angeles,
           California, dated as of May 19, 1998.

 10.40     First Amendment to Lease Agreement for     Incorporated by reference
           property located at 1200 West 7th
           Street, Los Angeles, CA, dated July 8,
           1998.

 10.41     Lease Agreement for property located at    Incorporated by reference
           1511 6th Avenue, Seattle, WA, dated
           August 7, 1998.

 10.42     Lease Agreement for property located at    Incorporated by reference
           23800 West Ten Mile Road, Southfield,
           MI, dated August 31, 1998.

 10.43     Lease Agreement for property located at    Incorporated by reference
           One Penn Plaza, New York, NY, dated
           September 25, 1998.

 10.44     Lease Agreement for property located at    Incorporated by reference
           1950 Stemmons Freeway, Dallas, TX, dated
           December 15, 1998.

 10.45     Lease Agreement for property located at    Incorporated by reference
           One Main Street, Cambridge, MA, dated
           January 6, 1999.

 10.46     Lease Agreement for property located at    Incorporated by reference
           250 Williams Street, Atlanta, GA, dated
           February 5, 1999.

 10.47     Lease Agreement for property located at    Incorporated by reference
           Christopher Columbus Drive & Washington
           Street, Jersey City, NJ, dated February
           19, 1999.

 10.48     Employment Agreement with Renee M.         Incorporated by reference
           Martin, dated March 20, 1998.

 10.49     Amendment No. 1 to Executive Employment    Incorporated by reference
           Agreement with Renee M. Martin, dated as
           of August 21, 1998.

 10.50     1997 Nonqualified Stock Option Plan,       Incorporated by reference
           amended and restated as of August 21,
           1998.

 10.51     Amendment to 1997 Nonqualified Stock       Incorporated by reference
           Option Plan (amended and restated as of
           August 21, 1998), dated as of May 21,
           1999.

 10.52     Form of Amended and Restated Stock         Incorporated by reference
           Option Agreement.

 10.53     1998 Equity and Performance Incentive      Incorporated by reference
           Plan.

 10.54     1998 Equity Plan for Non-Employee          Incorporated by reference
           Directors.

 10.55     Agreement for Sale of Real Property        Incorporated by reference
           between Focal Communications Corporation
           and United Air Lines, Inc. dated August
           13, 1998.


  Exhibit
  Number             Exhibit Description                     Location
  -------            -------------------                     --------
 10.56     IRU Agreement dated April 28, 1999, by    Incorporated by reference
           and between Focal Financial Services,
           Inc. and Level 3 Communications, LLC.

 10.57     Private Line Service Agreement, dated     Incorporated by reference
           May 4, 1999, by and between Focal
           Communications Corporation and WorldCom
           Technologies, Inc.

 10.58     Fiber Optic Network leased Fiber          Incorporated by reference
           Agreement between Metromedia Fiber
           Network Services, Inc. and Focal
           Financial Services, Inc., dated as of
           May 24, 1999.

 21.1      Subsidiaries of the Registrant.           Incorporated by reference

 23.1      Consent of Arthur Andersen LLP.           Filed herewith

 27.1      Financial Data Schedule.                  Filed herewith

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..................................  F-2

CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheets as of December 31, 1999 and 1998............  F-3
  Consolidated Statements of Operations for the Three Years Ended December
   31, 1999...............................................................  F-4
  Consolidated Statements of Stockholders' Equity (Deficit) for the Three
   Years Ended December 31, 1999..........................................  F-5

Consolidated Statements of Cash Flows for the Three Years Ended December
 31, 1999.................................................................  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................  F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.................................. F-21

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS............................. F-22

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Focal Communications Corporation:

   We have audited the accompanying consolidated balance sheets of FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES (a Delaware corporation) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Focal Communications Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Chicago, Illinois
February 9, 2000

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        As of December 31, 1999 and 1998
                  (Dollars in thousands, except share amounts)

                                                              1999      1998
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $178,142  $126,041
  Short-term investments...................................   10,000     7,960
  Accounts receivable, net of allowance for doubtful
   accounts of $7,700 and $1,189 at December 31, 1999 and
   1998, respectively......................................   27,247     9,792
  Other current assets.....................................    4,543       844
                                                            --------  --------
    Total current assets...................................  219,932   144,637
                                                            --------  --------
Property, Plant and Equipment, at cost.....................  224,470    76,120
  Less--Accumulated depreciation and amortization..........   28,169     6,147
                                                            --------  --------
    Property, Plant and Equipment, net.....................  196,301    69,973
                                                            --------  --------
Other noncurrent assets....................................    4,753     4,964
                                                            --------  --------
                                                            $420,986  $219,574
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable......................................... $ 15,324  $ 12,421
  Accrued liabilities......................................    7,560     1,941
  Current maturities of long-term debt.....................    9,252     2,887
                                                            --------  --------
    Total current liabilities..............................   32,136    17,249
                                                            --------  --------
Long-term debt, net of current maturities..................  244,534   182,409
                                                            --------  --------
Other noncurrent liabilities...............................    1,829       588
                                                            --------  --------
Commitments and contingencies
Stockholders' equity:
  Common Stock, $.01 par value; 100,000,000 shares
   authorized; 60,748,981 and 48,687,000 shares issued and
   outstanding at December 31, 1999 and 1998, respectively.      607       487
  Additional paid-in capital...............................  177,535    34,927
  Deferred compensation....................................   (1,919)   (4,736)
  Accumulated deficit......................................  (33,736)  (11,350)
                                                            --------  --------
    Total stockholders' equity.............................  142,487    19,328
                                                            --------  --------
                                                            $420,986  $219,574
                                                            ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  For the Three Years Ended December 31, 1999
                  (Dollars in thousands, except share amounts)

                                             1999         1998         1997
                                          -----------  -----------  -----------
REVENUES................................  $   126,861  $    43,532  $     4,024
                                          -----------  -----------  -----------
EXPENSES:
  Customer service and network
   operations...........................       70,910       15,284        2,155
  Selling, general and administrative...       32,486       12,210        2,887
  Depreciation and amortization.........       23,763        6,671          616
  Non-cash compensation expense.........        7,186        3,070        1,300
                                          -----------  -----------  -----------
    Total expenses......................      134,345       37,235        6,958
                                          -----------  -----------  -----------
OPERATING INCOME (LOSS).................       (7,484)       6,297       (2,934)
                                          -----------  -----------  -----------
OTHER INCOME (EXPENSE):
  Interest income.......................        7,946        6,528          196
  Interest expense, net.................      (21,639)     (16,134)        (128)
  Other income (expense)................         (609)         --           --
                                          -----------  -----------  -----------
    Total other income (expense)........      (14,302)      (9,606)          68
                                          -----------  -----------  -----------
LOSS BEFORE INCOME TAXES................      (21,786)      (3,309)      (2,866)
PROVISION FOR INCOME TAXES..............         (600)      (4,660)         --
                                          -----------  -----------  -----------
Net loss................................      (22,386)      (7,969)      (2,866)
ACCRETION TO REDEMPTION VALUE OF CLASS A
 COMMON STOCK...........................          --           --          (104)
                                          -----------  -----------  -----------
Net loss applicable to Common
 stockholders...........................  $   (22,386) $    (7,969) $    (2,970)
                                          ===========  ===========  ===========
BASIC NET LOSS PER SHARE OF COMMON
 STOCK..................................  $     (0.45) $     (0.18) $     (0.07)
                                          ===========  ===========  ===========
DILUTED NET LOSS PER SHARE OF COMMON
 STOCK..................................  $     (0.45) $     (0.18) $     (0.07)
                                          ===========  ===========  ===========
BASIC WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING............   50,066,315   43,763,000   42,186,500
                                          ===========  ===========  ===========
DILUTED WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK OUTSTANDING.....   50,066,315   43,763,000   42,186,500
                                          ===========  ===========  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  For the Three Years Ended December 31, 1999
                  (Dollars in thousands, except common shares)

                                             Additional
                            Common            paid -in    Deferred   Accumulated
                            Shares    Amount  Capital   Compensation   Deficit    Total
                          ----------  ------ ---------- ------------ ----------- --------
BALANCE, December 31,
 1996...................  17,355,500   $174   $  5,027    $(5,092)    $   (515)  $   (406)
Accretion of redeemable
 Common Stock...........         --     --        (104)       --           --        (104)
Amortization of deferred
 compensation...........         --     --         --       1,300          --       1,300
Net loss................         --     --         --         --        (2,866)    (2,866)
                          ----------   ----   --------    -------     --------   --------
BALANCE, December 31,
 1997...................  17,355,500    174      4,923     (3,792)      (3,381)    (2,076)
Reclassification
 resulting from
 amendment to stock
 purchase agreement.....  40,153,500    401     12,002        --           --      12,403
Issuance of Common
 Stock..................      33,500    --      13,900        --           --      13,900
Cancellation and
 conversion of Common
 Stock..................  (8,855,500)   (88)     4,102     (4,014)         --         --
Amortization of deferred
 compensation...........         --     --         --       3,070          --       3,070
Net loss................         --     --         --         --        (7,969)    (7,969)
                          ----------   ----   --------    -------     --------   --------
BALANCE, December 31,
 1998...................  48,687,000    487     34,927     (4,736)     (11,350)    19,328
Issuance of Common Stock  11,592,500    116    137,377        --           --     137,493
Stock options exercised.     469,481      4        862        --           --         866
Non-cash compensation...         --     --       4,369        --           --       4,369
Amortization of deferred
 compensation...........         --     --         --       2,817          --       2,817
Net loss................         --     --         --         --       (22,386)   (22,386)
                          ----------   ----   --------    -------     --------   --------
BALANCE, December 31,
 1999...................  60,748,981   $607   $177,535    $(1,919)    $(33,736)  $142,487
                          ==========   ====   ========    =======     ========   ========


  The accompanying notes are an integral part of these consolidated financial statements.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the Three Years Ended December 31, 1999
                  (Dollars in thousands except share amounts)

                                                    1999       1998     1997
                                                  ---------  --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss....................................... $( 22,386) $ (7,969) $(2,866)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities--
    Depreciation and amortization................    23,763     6,671      616
    Amortization of obligation under capital
     lease.......................................     1,077       --       --
    Non-cash compensation expense................     7,186     3,070    1,300
    Amortization of discount on senior discount
     notes.......................................    20,713    16,080      --
    Loss on disposal of fixed assets.............       609       --       --
    Provision for losses on accounts receivable..     7,090       720      469
    Changes in operating assets and liabilities--
     Accounts receivable.........................   (24,545)   (8,157)  (2,825)
     Related-party receivables...................       --         35      (18)
     Other current assets........................    (3,699)     (753)     (91)
     Accounts payable and accrued liabilities....     8,522    12,491    1,602
     Other non-current assets and liabilities,
      net........................................       219       319      179
                                                  ---------  --------  -------
      Net cash provided by (used in) operating
       activities................................    18,549    22,507   (1,634)
                                                  ---------  --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...........................  (128,550)  (64,229) (11,655)
  Change in short-term investments...............    (2,040)   (7,960)     --
                                                  ---------  --------  -------
      Net cash used in investing activities......  (130,590)  (72,189) (11,655)
                                                  ---------  --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt.......    31,768   163,103    3,697
  Payments on long-term debt.....................    (5,985)   (3,537)    (216)
  Net proceeds from the issuance of Common Stock.   138,359    13,900    8,275
                                                  ---------  --------  -------
      Net cash provided by financing activities..   164,142   173,466   11,756
                                                  ---------  --------  -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.....................................    52,101   123,784   (1,533)
CASH AND CASH EQUIVALENTS
  Beginning of period............................   126,041     2,257    3,790
                                                  ---------  --------  -------
CASH AND CASH EQUIVALENTS
  End of period.................................. $ 178,142  $126,041  $ 2,257
                                                  =========  ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Dollars in thousands, except share amounts)

1. ORGANIZATION AND OPERATIONS

   Focal Communications Corporation began operations on May 31, 1996. Focal Communications Corporation and Subsidiaries is a competitive local exchange carrier ("CLEC") in the United States and offers a range of telecommunications services. We compete with incumbent local exchange carriers ("ILECs") by providing high-quality, local telecommunications services to meet the data, voice and colocation transmission needs of its customers. Our customers include large corporations, Internet service providers and value-added resellers.

2. SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

   The 1999 and 1998 consolidated balance sheets include the accounts of all our wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

 Basis of Accounting

   The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

 Use of Estimates and Assumptions

   The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Risks and Uncertainties

   Reciprocal compensation payments are amounts paid by one carrier to send particular traffic to another carrier's network. Reciprocal compensation is currently a significant component of our total revenues representing approximately 81%, 75%, 55%, and 36% of total revenues for 1997, 1998, 1999 and December of 1999, respectively. On July 1, 1999, we began to exclude certain reciprocal compensation revenues generated from our operations in a number of states where recent regulatory developments have impacted the potential collection of reciprocal compensation receivables in those states. We will recognize these revenues once we become certain that they are collectible.

   Ameritech is disputing its obligation to pay the reciprocal compensation owed to us. This dispute was ruled on in our favor by the Illinois Commerce Commission in March 1998, and by federal court in July 1998, and most recently in June 1999 by the Seventh Circuit Court of Appeals. Substantially all of the disputed amounts have since been collected. There is a risk that prior decisions and any future appeal regarding the settlement of this dispute in our favor could be revisited, which could allow Ameritech to obtain a refund of prior reciprocal compensation payments.

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

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

 Concentration of Suppliers

   We currently lease our transport capacity from a limited amount of suppliers and are dependent upon the availability of fiber transmission facilities owned by the suppliers. We are currently vulnerable to the risk of renewing favorable supplier contracts, timeliness of the supplier in processing our orders for customers and we are at risk to regulatory agreements that govern the rates to be charged to us.

 Financial Instruments

   We consider all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments primarily consist of debt securities, which typically mature between three months and one year from the purchase date and are held to maturity and valued at amortized cost, which approximates fair value. The carrying value for current assets and current liabilities as of December 31, 1999 and 1998 reasonably approximates fair value due to the nature of the financial instrument and the short maturity of these items. Fair value for our long-term debt is based on market quotes, where available or by discounting expected cash flows at the rates currently offered to us for debt of the same remaining maturities. The fair value of our long-term debt is approximately $176,850 and $165,000 as of December 31, 1999 and 1998, respectively.

 Revenue Recognition

   Revenue is recognized as we provide services to our customers. Monthly recurring charges include fees paid by customers for lines in service, additional features on those lines and colocation space. These charges are billed monthly, in advance, and are fully earned during the month. Usage charges, initial, nonrecurring charges and reciprocal compensation charges are billed in arrears and are fully earned when billed.

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

   When depreciable assets are replaced or retired, the amounts at which such assets were carried are removed from the respective accounts and charged to accumulated depreciation and any gains or losses on disposition are recorded currently in the consolidated statements of operations.

   Maintenance and repairs are charged to expense as incurred, while major replacements and improvements are capitalized.

 Impairment of Long-Lived Assets

   We periodically assess the recoverability of the carrying cost of our long-lived assets based on a review of projected undiscounted cash flows related to the asset held for use. If assets are determined to be impaired, then the asset is written down to its fair value based on the present value of the discounted cash flows of the

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES related asset or other relevant measures (quoted market prices, third-party offers, etc.). Based on our review, management does not believe that an impairment of the long-lived assets has occurred.

 Income Taxes

   We account for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," pursuant to which deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates currently in effect. State and local taxes may be based on factors other than income.

 Segment Information

   In 1998, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information which requires a "management approach" to segment information. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of our reportable segments. We operate in a single industry segment, "Communication Services." Operations are managed and financial performance is evaluated based on the delivery of multiple communications services to customers over fiber networks. The adoption of SFAS No. 131 did not affect our results of operations or financial position but did affect the disclosure of segment information (Note 14).

 Accretion to Redemption Value of Class A Common Stock

   Accretion to redemption value of redeemable Class A Common Stock represents the change in the redemption value of all outstanding Class A Common Stock allocable to each period. The redemption values for all Class A Common shares are based on fair market value and accretion is calculated using the effective interest method (Note 12).

 Comprehensive Income

   In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established reporting and disclosure requirements for comprehensive income and its components within the financial statements. Other than net loss applicable to Common stockholders, we had no comprehensive income components for the three years ended December 31, 1999.

 Software Costs

   Certain costs incurred in the development of internal use software are capitalized in accordance with the Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and are amortized over their appropriate useful lives.

 Accounting for Derivative Instruments and Hedging Activities

   In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives be recognized at fair value as either assets or liabilities. SFAS No. 133 also requires an entity that elects to apply hedge accounting to establish the method to be used in assessing the effectiveness of the hedging derivatives and the measurement approach for determining the ineffectiveness of the hedge at the inception of the hedge. The methods chosen must be consistent with the entity's approach to managing risk. The standard must be adopted for years beginning after June 15, 2000. We will adopt SFAS No. 133 during 2001, although adoption is not expected to have a material effect on us based on the fact that we are not currently using derivatives or participating in hedging activities.

 Reclassifications

   Certain prior-year amounts have been reclassified to conform to the 1999 and 1998 presentation. These changes had no impact on our previously reported financial position or our results of operations.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

3. PROPERTY, PLANT AND EQUIPMENT

   These assets are stated at cost, which includes direct costs and capitalized interest, and are depreciated once placed in service using the straight line method. Interest expense for the year ended December 31, 1999 was $25,272 before the capitalization of $3,633 related to construction in progress.

   Property, plant and equipment consists of the following:

                                                                 December 31,
                                                               ----------------
                                                                 1999    1998
                                                               -------- -------
      Building and improvements............................... $  8,365 $ 2,350
      Communications network..................................  106,723  44,775
      Computer equipment......................................   11,646   3,503
      Leasehold improvements..................................   24,756   8,578
      Furniture and fixtures..................................    5,020   1,791
      Motor vehicles..........................................      152      19
      Assets under capital lease..............................   20,917     --
      Construction in progress................................   46,891  15,104
                                                               -------- -------
                                                                224,470  76,120
      Less--Accumulated depreciation and amortization.........   28,169   6,147
                                                               -------- -------
          Total............................................... $196,301 $69,973
                                                               ======== =======

4. LONG-TERM DEBT

   In February 1998, we completed our offering of $270 million stated principal amount at maturity of our 12.125% senior discount notes due 2008 (the "Notes"), which resulted in gross proceeds of $150,028. The Notes bear interest at the rate of 12.125% per annum (computed on a semi-annual Note equivalent basis) with an effective interest rate of approximately 11.81% for 1999 and 1998. In the period prior to February 15, 2003, interest will accrue but will not be payable in cash.

   From February 15, 2003, interest on the stated principal amount at maturity of the Notes will be payable in cash semiannually on August 15 and February 15 of each year, beginning on August 15, 2003. Total interest expense for the notes was $20,713 in 1999 and $16,080 in 1998.

   The Notes are senior unsecured obligations of Focal's ranking pari passu in right of payment with all other existing and future senior indebtedness of ours, if any, and will rank senior in right of payment to all existing and future subordinated indebtedness of Focal's, if any. Holders of secured indebtedness of Focal's, however, will have claims that are prior to the claims of the holders of the Notes with respect to the assets securing such other indebtedness. The Notes will be effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries (including accounts payable).

   The Notes are redeemable, at our option, in whole or in part, at any time or from time to time, on or after February 15, 2003, at 106.063% of their stated principal amount at maturity, plus accrued and unpaid current interest, declining ratably to 100% of their stated principal amount at maturity, plus accrued and unpaid current interest, on or after February 15, 2006. In addition, at any time and from time to time, prior to February 15, 2001, we may redeem in the aggregate up to 35% of the original aggregate stated principal amount at maturity of the Notes with the proceeds from one or more public equity offerings, at a redemption price (expressed as a percentage of accreted value on the redemption date) of 112.125%, plus additional interest, if any, so long as at least 65% of the original aggregate stated principal amount at maturity of the Notes remains outstanding after each such redemption.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   The Notes indenture contains certain covenants which, among other things, restrict our ability and certain of our subsidiaries to incur additional indebtedness (and, in the case of certain subsidiaries, issue preferred stock), pay dividends or make distributions in respect of Focal's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, incur liens, cause encumbrances or restrictions to exist on the ability of certain subsidiaries to pay dividends or make distributions in respect of their capital stock, issue and sell capital stock of certain subsidiaries, enter into transactions with affiliates, sell assets, or amalgamate, consolidate, merge or sell or otherwise dispose of all or substantially all of their property and assets. These covenants are subject to exceptions and qualifications. We were in compliance with these covenants as of December 31, 1999 and 1998.

   We utilize a secured equipment term loan (the "Facility") from a third party with a maximum borrowing level of $50,000. The Facility provides for, among other things, equipment drawdowns through December 30, 1999, and requires repayment based on 60 equal monthly installments of principal and interest for each drawdown. All drawdowns under the Facility bear interest at the five-year swap rate percent plus additional basis points, as defined in the Facility. Total drawdowns of $44,214 and $19,193 were outstanding under the Facility as of December 31, 1999 and 1998, respectively. The effective interest rate for the drawdowns under the Facility was approximately 9.68% and 0% for 1999 and 1998, respectively. The Facility provides for certain restrictive financial and non-financial covenants. Among other things, these covenants require the maintenance of minimum cash flow and revenue levels. We were in compliance with these covenants as of December 31, 1999 and 1998. Total interest expense was $3,374 for 1999 and $0 for 1998.

   On January 12, 2000, we completed our sale of $275 million of 11.875% senior notes due 2010 (Note 16).

   Long-term debt at December 31, 1999 and 1998, consists of the following:

                                                               December 31,
                                                             -----------------
                                                               1999     1998
                                                             -------- --------
12.125% senior discount notes due 2008, net of unamortized
 discount of $83,184 and $103,897 at December 31, 1999 and
 1998, respectively......................................... $186,816 $166,103
Secured equipment term loan, maximum borrowing level at
 $50,000....................................................   44,214   19,193
Obligations under capital lease.............................   21,994      --
Term loan payable in monthly installments through June 2001
 at an interest rate of 6.5%................................      762      --
                                                             -------- --------
                                                              253,786  185,296
Less--Current maturities....................................    9,252    2,887
                                                             -------- --------
    Total................................................... $244,534 $182,409
                                                             ======== ========

   Aggregate maturities of long-term debt outstanding as of December 31, 1999, are as follows:

      2000............................................................. $  9,252
      2001.............................................................    9,912
      2002.............................................................   10,638
      2003.............................................................   11,728
      2004.............................................................    3,447
      Thereafter.......................................................  199,557
                                                                        --------
          Total........................................................ $244,534
                                                                        ========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

5. STOCK OPTIONS

   We established the Focal Communications Corporation 1997 Non Qualified Stock Option Plan (the "1997 Plan") effective February 27, 1997. The 1997 Plan is administered by the compensation committee of our Board of Directors (the "Board").

   We adopted the Focal Communications Corporation 1998 Equity and Performance Incentive Plan (the "1998 Plan") on August 21, 1998. The Board has sole and complete authority to select participants and grant options, and other equity-based instruments for our common stock.

   On August 21, 1998, we also adopted the 1998 Equity Plan for Non-Employee Directors of Focal Communications Corporation (the "1998 Non-Employee Plan"). The Board has sole and complete authority to select participants and grant options for our common stock, as defined in the 1998 Non-Employee Plan.

   The total number of shares available under the amended 1997 Plan, the 1998 Plan and the 1998 Non-Employee Plan shall not exceed 10,448,000 shares.

   Under our stock option plans, the Board has complete discretion in determining vesting periods and terms of each participant's options granted. The options granted to participants under our stock option plans typically vest at 25% on the first-year anniversary from grant date and vesting at 12.5% every six months for the remainder of vesting years. The term of each option has a life of 10 years. In addition, the plans provide for accelerated vesting upon certain events, as defined.

   The following summarizes option activity:

                                                                      Weighted
                                                                      Average
                                             Shares of     Exercise   Exercise
                                            Common Stock    Prices     Price
                                            ------------ ------------ --------
Outstanding at December 31, 1996...........        --    $    -$       $ --
Granted during 1997........................    611,000    0.58-  0.64   0.59
                                             ---------   ------------  -----
Outstanding at December 31, 1997...........    611,000   $0.58-$ 0.64  $0.59
Granted during 1998........................  3,055,000    0.67-  3.00   2.46
Canceled during 1998.......................    (71,000)   0.63-  3.00   1.28
                                             ---------   ------------  -----
Outstanding at December 31, 1998...........  3,595,000   $0.58-$ 3.00  $2.18
Activity for the year ended December 31,
 1999:
  Options Granted..........................  3,570,775   $3.15-$25.00  $5.83
  Options Exercised........................   (469,481)   0.58-  3.73   1.85
  Options Canceled.........................   (342,474)   2.21- 25.00   4.25
                                             ---------   ------------  -----
Outstanding at December 31, 1999...........  6,353,820   $0.58-$25.00  $4.14
                                             =========   ============  =====

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   The following table summarizes information about fixed stock options outstanding at December 31, 1998 and 1999:

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average   Weighted             Weighted
                                       Remaining  Average              Average
                            Options   Contractual Exercise   Options   Exercise
Range of Exercise Prices  Outstanding    Life      Price   Exercisable  Price
------------------------  ----------- ----------- -------- ----------- --------
$0.58-$0.67..............    899,500      8.6      $ 0.62    284,500    $ 0.60
$2.10-$3.00..............  2,695,500      9.6        2.70    252,000      3.00
                           ---------      ---      ------    -------    ------
At December 31, 1998.....  3,595,000      9.3      $ 2.18    536,500    $ 1.73
                           =========      ===      ======    =======    ======
$0.58-$2.50..............  1,550,873      7.9      $ 1.45    507,205    $ 1.25
$2.51-$5.00..............  4,466,447      9.0        3.50    435,818      3.14
$22.00-$25.00............    336,500      9.2       25.00        --        --
                           ---------      ---      ------    -------    ------
At December 31, 1999.....  6,353,820      8.7      $ 4.14    943,023    $ 2.12
                           =========      ===      ======    =======    ======

   We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, the exercise price of the employee stock options equals the fair value of the underlying stock on the date of grant and no compensation expense is recorded. We have adopted the disclosure only provisions of the SFAS No. 123, "Accounting for Stock-Based Compensation."

   We utilize the Black-Scholes option pricing model to estimate the fair value of options at the date of grant during 1999, 1998 and 1997. Had we adopted SFAS No. 123, pro forma net loss and basic and diluted net loss per share of Common Stock would have been approximately $(27,487) and $(.55), $(8,603) and $(.20), and $(3,010) and $(.07) for the three years ended December 31, 1999, respectively. The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, compensation expense is recognized over the vesting period and additional awards may also be granted.

   The Black-Scholes option model estimated the weighted average fair value at the date of grant of options granted in 1999, 1998, and 1997 to be approximately $5.76, $2.23 and $0.33 per option, respectively. The remaining contractual life of all options was approximately nine years. Principal assumptions used in applying the Black-Scholes model were as follows:

                                                     1999      1998      1997
                                                   --------  --------  --------
      Risk-free interest rates.................... 5.6%-6.3% 4.4%-5.6% 5.6%-6.7%
      Expected life...............................  5 years   5 years   5 years
      Expected volatility.........................     92.3%    142.0%     41.7%
      Expected dividend yield.....................      --        --        --
                                                   ========  ========  ========

6. EQUITY TRANSACTIONS

   During 1999, we granted 3,570,775 stock options to employees, directors, and an outside consultant. Giving effect to our initial public offering, the fair market value of our common stock exceeded the exercise price for 3,192,500 of the total stock options granted. In addition, we also sold 150,000 shares of common stock to a director during 1999, which was retrospectively determined to be at a price below the fair market value. Total non-cash compensation related to these 1999 transactions of approximately $20,776 will be recognized, of which

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

$1,505 was initially recorded during 1999 on the dates of each respective transaction and the remaining $19,271 will be ratably charged to operations over the respective vesting periods for the stock option grants. Total non-cash compensation related to the grant to a consultant was charged to operations over the consultant's service period through November 1999 in accordance with SFAS No. 123. Non-cash expense relating to these transactions totaling approximately $4,368 has been recorded during 1999.

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

   During January 2000, we granted 150,000 shares of restricted stock to an executive in connection with an employment agreement. The restricted stock granted resulted in total non-cash compensation of approximately $6,000, which will be ratably charged to operations over a three year vesting period.

7. INCOME TAXES

   For the year ended December 31, 1999 and 1998, we recorded an income tax provision of $600 and $4,660, respectively. Even though we reported a loss before income taxes, we had positive taxable income and are paying income taxes. This is primarily the result of the nondeductibility, for tax purposes, of the interest accrued on our 12.125% discount Notes. This interest expense is subject to the high yield discount obligation ("HYDO") rules which limits the amount of original issue discount ("OID") which can be deducted in the current taxable period. This interest will become deductible for tax purposes in the period in which the Notes are redeemed or when the interest is paid. There is no current or deferred tax expense for the year ended December 31, 1997. The deferred tax consequences related to the interest accrued and other temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including our ability to generate future taxable income. Management has considered these factors and has concluded that a full valuation allowance for financial reporting purposes is required for the deferred tax assets for these periods.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   The income tax provision for the year ended December 31, 1999 and 1998, consists of the following:

                                                                    1999   1998
                                                                   ------ ------
      Current taxes--
        Federal................................................... $1,386 $4,100
        State and local...........................................    114    560
                                                                   ------ ------
                                                                    1,500  4,660
      Deferred taxes--
        Federal...................................................    900    --
        State and local...........................................    --     --
                                                                   ------ ------
          Income tax provision.................................... $  600 $4,660
                                                                   ====== ======

   Our federal income tax benefit at the statutory tax rate (34%) is reconciled below to our overall provision for income taxes for the year ended December 31, 1999 and 1998:

                                                                1999     1998
                                                               -------  -------
      Benefit at U.S. statutory rate.........................  $(7,407) $(1,125)
      State and local taxes, net of U.S. federal tax benefit.   (1,170)     560
      Permanent items........................................    1,250    1,044
      Utilization of net operating loss carryback............     (900)     --
      Increase in valuation allowance........................    7,019    4,005
      Alternative minimum tax................................    1,364      --
      Other, net.............................................      444      176
                                                               -------  -------
        Provision for income taxes...........................  $   600  $ 4,660
                                                               =======  =======

   The income tax effect of temporary differences comprising the net deferred tax assets and tax liabilities as of December 31, 1999 and 1998 consists of the following:

                                                               1999     1998
                                                              -------  -------
      Deferred income tax liabilities--
        Depreciation......................................... $(4,009) $(2,331)
        Other................................................  (3,778)     --
                                                              -------  -------
                                                               (7,787)  (2,331)
      Deferred income tax assets--
        Net operating loss carryback.........................     900      --
        Interest on 12.125% discount notes...................  14,715    6,432
        Allowance for doubtful accounts......................   3,080      476
        Employment related accruals..........................     525      130
        Other................................................   1,193      --
                                                              -------  -------
                                                               20,413    7,038
      Less--Valuation allowance.............................. (11,726)  (4,707)
                                                              -------  -------
          Net deferred tax assets............................ $   900  $   --
                                                              =======  =======

   We have a net operating loss which may be carried back and a alternative minimum tax ("AMT") credit carryforward as of December 31, 1999, totaling approximately $900 and $1,364, respectively. The AMT benefit has not been recorded as an asset due to the uncertainty of its realization. The AMT credit does not expire and will be used to offset our future regular federal income tax liability. We expect to realize the $900 net operating loss during 1999 which will be carried back to recover a portion of our 1998 regular federal income taxes paid.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

8. INCOME (LOSS) PER SHARE

   We compute basic earnings per common share based on the weighted average number of shares of common stock outstanding for the period. This calculation excludes certain unvested shares of common stock held by our executives. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options and unvested shares of common stock. Since the adjustments required for the calculation of diluted weighted average common shares outstanding are anti-dilutive, this calculation has been excluded from the loss per share calculation for the three years ended December 31, 1999. Our basic and diluted weighted average number of shares outstanding at December 31, 1999, 1998, and 1997 are as follows:

                                                  1999       1998       1997
                                               ---------- ---------- ----------
      Basic Weighted Average Number of Common
       Shares Outstanding..................... 50,066,315 43,763,000 42,186,500
      Dilutive Stock Options and Unvested
       Common Shares..........................  4,735,604  5,521,500  6,024,000
                                               ---------- ---------- ----------
      Dilutive Weighted Average Number of
       Common Shares Outstanding.............. 54,801,919 49,284,500 48,210,500
                                               ========== ========== ==========

9. EMPLOYEE BENEFIT PLAN

   We have a 401(k) Plan (the "Plan") covering substantially all eligible employees. Under the Plan, participants may make pretax contributions from 1% to 15% of eligible earnings, as defined. We may elect to contribute to the Plan at our discretion. We made no contributions to the Plan for the year ended December 31, 1997. In February, 1998, we elected to match 30% of the first 10% that an employee contributes to the Plan. Our matching contributions totaled approximately $430, $145 and $0 for 1999, 1998, and 1997, respectively.

10. COMMITMENTS AND CONTINGENCIES

   Under the terms of various short- and long-term contracts, we are obligated to make payments for office rents and for leasing components of our communications network through 2019. The office rent contracts provide for certain scheduled increases and for possible escalation of basic rentals based on a change in the cost of living or on other factors. We expect to enter into other contracts for additional components of our communications network, office space, other facilities, equipment and maintenance services in the future.

   A summary of such fixed commitments at December 31, 1999, are as follows:

      Year                                                               Amount
      ----                                                              --------
      2000............................................................. $ 29,351
      2001.............................................................   24,370
      2002.............................................................   26,259
      2003.............................................................   26,140
      2004.............................................................   18,370
      Thereafter.......................................................   71,358
                                                                        --------
          Total........................................................ $195,848
                                                                        ========

   Rent expense under operating leases for office rent and rent for leasing components of our communications network was approximately $5,093, $1,522 and $651 for 1999, 1998, and 1997, respectively.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   During 1999, we entered into agreements with carriers for the acquisition of indefeasible rights of use for dark fiber transport capacity for a minimum of 10,800 fiber miles. The terms of the agreements are for 20 years with a total minimum commitment of approximately $71 million. One of these agreements has been accounted for as a capital lease (Note 4). We also signed an agreement with a carrier for the lease of fiber transport capacity for a five year term and a minimum commitment of $70 million. We have committed to $10 million in year one; $13.2 million in year two; and $15.6 million for each of the remaining three years of the agreement.

   We are party to a products purchase agreement with a vendor that expires December 31, 2002. This agreement requires us to place orders for certain network products in a minimum aggregate amount over the term of the agreement of $75 million.

11. STOCK PURCHASE AGREEMENT

   On November 27, 1996, we entered into a Stock Purchase Agreement (the "Agreement") with Institutional Investors and Executives ("Investors"), as defined. The Agreement resulted in 39,692,000 shares of Class A Common Stock, par value $.01 per share being issued for an aggregate purchase price of $4,000 and subsequent transactions in which Investors were required to make pro rata contributions to our capital (with no additional shares being issued) of up to an additional $21,800 (total investment of up to $25,800). Total capital contributions received by us for the issuance of Class A Common were $4,000, $8,280 and $13,900, respectively, for the period from May 31, 1996, to December 31, 1996, and for the years ended December 31, 1998 and 1997, respectively.

   Subsequent to the closing of the Agreement, we sold 38,500 shares and 423,000 shares of Class A Common shares to Designees (as defined in the Agreement) of the Institutional Investors, for a total purchase price of $25 and $275 for the period from May 31, 1996 to December 31, 1996 and for the year ended December 31, 1997, respectively.

   As part of the Agreement, the existing Common Stock held by the Executives was converted into newly issued Class B Common and Class C Common shares (the "Exchange"). The closing of the Exchange and issuance of Class B Common and Class C Common shares took place simultaneously with the initial closing of the issuance of Class A Common shares under the Agreement. In connection with this transaction, compensation expense totaling approximately $5,200 will be charged to income over the vesting period of the Class B Common shares issued that did not vest immediately. Total non-cash compensation expense of $1,300, $1,300, and $2,492 was recorded for the three years ended December 31, 1999, respectively.

   We amended certain vesting agreements of the Executives and Institutional Investors on September 30, 1998, which effected the cancellation of 6,355,500 shares of our Class C Common Stock then outstanding, cancellation of 2,500,000 shares of the Company's Class A Common Stock held by certain institutional shareholders and the conversion of 1,000,000 shares of the Company's Class C Common Stock into Class B Common Stock. The new converted Class B Common Stock is subject to certain restrictions, and was issued to our executives (founding shareholders) in satisfaction of the obligations of Focal and such shareholders set forth in certain vesting agreements as defined in the Agreement. In connection with such transactions, non-cash compensation expense totaling approximately $4,000 will be charged to income over the vesting period of the restricted Class B Common shares issued. Total non-cash compensation expense relating to this matter of $326 and $1,770 was recorded during 1999 and 1998, respectively.

   In connection with our IPO that was completed on August 2, 1999 (Note 6), our Board of Directors and stockholders authorized, among other things, a recapitalization of our existing Class A common stock, Class B common stock, and Class C common stock into a single class of common stock.

   A summary of the Company's Class A and B Common Stock before our recapitalization on August 2, 1999 is as follows:

     Class A Common--A total of 50,000,000 shares are authorized, of which 37,687,000 were issued and outstanding as of December 31, 1998.
  Institutional Investors, as defined, who hold Class A Common shares

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES had the right to put the shares to us at fair market value but the Agreement was amended and the put right was replaced by a provision which would require us to voluntarily liquidate (Note 12). The Class A Common Stock held by Institutional Investors have demand registration rights; all Class A Common stockholders have voting rights, piggyback registration rights, participate in earnings and dividends and other preference features, as defined.

     Class B Common--A total of 17,500,000 shares have been authorized and 11,000,000 shares are issued and outstanding as of December 31, 1998. Class B Common stockholders have demand registration rights, voting rights, piggyback registration rights, participate in earnings and dividends and other preference features, as defined. The Class B Common issued upon the Exchange will vest 20% on the closing of the Agreement and 20% on each of the four anniversaries of the closing date of the Agreement. Accelerated vesting will occur on the dates of certain (as defined) events: (a) qualified sale of the Company; (b) qualified reorganization; and (c) public offering of the Company's stock. The vesting of the Class B Common accelerated by an additional 20% in connection with our IPO on August 2, 1999 (Note 6). For the Class B Common converted from Class C Common, the Restricted Stock Agreement ("RSA") provides, among other things, vesting of 20% at the closing of the RSA (September 30, 1998), 10%, 15%, 20% and 35% on each of the consecutive anniversaries of the closing of the RSA, respectively, with immediate vesting upon a Change in Control, as defined in the RSA.

12. REDEEMABLE COMMON STOCK

   As defined in the Agreement (Note 11), Institutional Investors which hold an aggregate of 39,230,500 shares of Class A Common shares had the right to put the shares to Focal on or after November 27, 2003, at the greater of the initial purchase price per share of Class A Common owned by the Institutional Investors or fair market value, as defined in the Agreement. On January 23, 1998, the Agreement was amended and the aforementioned put right was replaced by a provision which would allow the Class A Common Institutional Investors, Executive Investors and Designees of Institutional Investors, as defined, to require us to voluntarily liquidate. The Institutional Investors at any time and from time to time on or after November 27, 2003, but not after the consummation of a public offering, shall have the right to require us to voluntarily liquidate our assets. Upon receipt of notice of the required liquidation, we may elect to purchase all but not less than all of the Institutional Investors' Class A Common shares.

   Although management had not obtained an appraisal of the fair market value of Focal during 1997, certain public equity transactions have occurred within the industry upon which management has based its estimate on the potential redemption value of the aforementioned shares to be $0.67 per share as of December 31, 1997. We recorded accretion totaling $104 for the year ended December 31, 1997.

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid for interest and non-cash investing and financing activities for the three years ended December 31, 1999 was as follows:

                                                                1999   1998 1997
                                                               ------- ---- ----
      Cash paid during the year for interest.................. $ 3,398 $ 69 $ 94
      Fixed assets acquired under capital leases.............. $20,917 $--  $ 69
      Payments made under capital leases...................... $   --  $ 52 $ 13
      Accretion to redemption value of Class A Common Stock... $   --  $--  $104
      Cash paid for income taxes.............................. $ 3,217 $605 $--

14. SEGMENT INFORMATION

   We are organized primarily on the basis of strategic geographic operating segments that provide communications services in each respective geographic region. All of our geographic operating segments have

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES been aggregated into one reportable segment, "Communications Services," for the year and as of December 31, 1999 and 1998.

   The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Our chief operating decision maker views earnings before interest, taxes, depreciation and amortization ("EBITDA") as the primary measure of profit and loss. The following represents information about revenues and EBITDA which excludes non-cash compensation, total assets and capital expenditures for the Communications Services reportable segment as of and for the years ended December 31, 1999, 1998 and 1997:

                                                          1999    1998    1997
                                                        -------- ------- ------
      Revenues......................................... $126,861 $43,532 $4,024
      EBITDA...........................................   18,996  15,161   (987)
      Total assets.....................................  202,324  73,437 13,007
      Capital expenditures.............................  128,550  64,229 11,655
                                                        ======== ======= ======

   The following reconciles total segment EBITDA to our consolidated net loss before income taxes for the three years ended December 31, 1999:

                                                      1999     1998     1997
                                                    --------  -------  -------
      Total EBITDA for reportable segment.......... $ 18,996  $15,161  $  (986)
      Corporate EBITDA.............................    4,469      877      (32)
      Depreciation and amortization................  (23,763)  (6,671)    (616)
      Interest expense.............................  (21,639) (16,134)    (128)
      Interest income..............................    7,946    6,528      196
      Other income (expense).......................     (609)     --       --
      Non-cash compensation........................   (7,186)  (3,070)  (1,300)
                                                    --------  -------  -------
        Net loss before income
         Taxes..................................... $(21,786) $(3,309) $(2,866)
                                                    ========  =======  =======

   The following reconciles our total segment assets to our consolidated total assets as of December 31, 1999 and 1998:

                                                                 1999     1998
                                                               -------- --------
      Total assets for reportable segment..................... $202,324 $ 73,437
      Cash, cash equivalents and short-term investments.......  188,142  133,307
      Other current assets....................................    3,745    1,125
      Fixed assets, net.......................................   22,022    6,741
      Other noncurrent assets.................................    4,753    4,964
                                                               -------- --------
        Total consolidated assets............................. $420,986 $219,574
                                                               ======== ========

   We currently operate solely in the United States. Revenues by major customer for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                          1999    1998    1997
                                                         ------- ------- ------
      Revenues from major customer A.................... $54,380 $25,747 $3,267
      Revenues from major customer B.................... $25,562 $ 6,736 $  --
                                                         ======= ======= ======

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

15. SELECTED QUARTERLY INFORMATION (UNAUDITED)

                                 1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                                 ----------- ----------- ----------- -----------
   1997--
     Revenues..................    $   --      $    87     $ 1,226     $ 2,711
     Loss from operations......       (757)     (1,146)       (786)       (245)
     Net loss applicable to
      Common stockholders......       (741)     (1,119)       (791)       (319)
                                   =======     =======     =======     =======
     Basic and diluted net loss
      per share................    $ (0.02)    $ (0.03)    $ (0.02)    $ (0.01)
                                   =======     =======     =======     =======
   1998--
     Revenues..................    $ 5,103     $ 8,078     $12,755     $17,596
     Income from operations....        753       1,886         419       3,239
     Net loss..................       (341)       (583)     (4,654)     (2,391)
                                   =======     =======     =======     =======
     Basic and diluted net loss
      per share................    $ (0.01)    $ (0.01)    $ (0.11)    $ (0.06)
                                   =======     =======     =======     =======
   1999--
     Revenues..................    $26,004     $30,327     $34,484     $36,046
     Income (loss) from
      operations...............      4,381       2,673      (4,123)    (10,415)
     Net income (loss).........        284     ( 2,302)    (10,834)     (9,534)
                                   =======     =======     =======     =======
     Basic net income per
      share....................    $  0.01     $ (0.05)    $ (0.20)    $ (0.16)
                                   =======     =======     =======     =======
     Diluted net income per
      share....................    $  0.01     $ (0.05)    $ (0.20)    $ (0.16)
                                   =======     =======     =======     =======

   We calculated earnings per share on a quarter-by-quarter basis in accordance with GAAP. Quarterly EPS figures may not total EPS for the year due to the weighted average number of shares outstanding.

16. SUBSEQUENT EVENT

   On January 12, 2000, we received $265.7 million in gross proceeds from the issue of our $275 million aggregate principal amount of 11 7/8% Senior Notes ("Senior Notes") due January 15, 2010 in a private placement to qualified institutional investors. The proceeds, together with amounts available from our existing cash balances and future cash flow from ongoing operations, will be used to finance the cost to acquire equipment and network assets, to fund operating losses, for working capital and potential acquisitions, and for general corporate purposes. The Senior Notes Interest Payment Dates are July 15 and January 15, commencing July 15, 2000.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Focal Communications Corporation:

   Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule of Valuation and Qualifying Accounts as of and for the three years ended December 31, 1999, is presented for purposes of additional analysis and is not a required part of the consolidated financial statements of Focal Communications Corporation and Subsidiaries. Such information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
February 9, 2000

                                                                     Schedule II

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                     Balance at
                                        the
                                     Beginning  Charged to            Balance at
                                       of the    Cost and             the End of
Accounts                               Period    Expense   Deductions the Period
--------                             ---------- ---------- ---------- ----------
1997:
  Allowance for Doubtful Accounts...   $   --     $  469      $ --      $  469
1998:
  Allowance for Doubtful Accounts...   $  469     $1,348      $628      $1,189
1999:
  Allowance for Doubtful Accounts...   $1,189     $7,090      $579      $7,700