Form 10-Q
period 2000-03-31
FOCAL COMMUNICATIONS CORP
filed 2000-05-12
CIK 1059130

     As filed with the Securities and Exchange Commission on May 12, 2000

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

                               ----------------

For the Quarterly Period Ended March 31, 2000  Commission file number 333-49397

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

                                Yes  X    No

  The number of shares outstanding of the issuer's common stock, as of April 28, 2000:

                Common stock ($.01 par value) 60,967,193 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                           Page
                                                                           ----
 PART I--FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)...............................     4

         Condensed Consolidated Statements of Operations for the three
         months ended March 31, 2000 and 1999...........................     4

         Condensed Consolidated Balance Sheets as of March 31, 2000 and
         December 31, 1999..............................................     5

         Condensed Consolidated Statements of Cash Flows for the three
         months ended March 31, 2000 and 1999...........................     6

         Condensed Notes to Interim Consolidated Financial Statements...     7

         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................    13

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    17

 PART II--OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    19

 Item 2. Changes in Securities and Use of Proceeds......................    19

 Item 3. Defaults Upon Senior Securities................................    19

 Item 4. Submission of Matters to a Vote of Security Holders............    19

 Item 5. Other Information..............................................    19

 Item 6. Exhibits and Reports on Form 8-K...............................    19

 SIGNATURES..............................................................   20

               INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

  We make statements in this Report on Form 10-Q that are not historical facts. These "forward-looking statements" can be identified by the use of terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or comparable terminology. These forward-looking statements include, among others, statements concerning:

 . Our business strategy and competitive advantages

 . Our anticipation of potential revenues from designated markets or customers

 . Statements regarding the growth of the communications services industry and our business

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

 . Design and install our Internet services infrastructure

 . Respond to competitors in our existing and planned markets

 . Execute and renew interconnection agreements with incumbent carriers on terms satisfactory to us

 . Enter into and maintain our agreements for transport facilities and services, including Internet transit services

 . Maintain acceptance of our services by new and existing customers

 . Attract and retain talented employees

 . Prevail in legal and regulatory proceedings regarding reciprocal compensation for Internet-related calls

 . Obtain and maintain any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions

 . Respond effectively to regulatory, legislative and judicial developments, including developments relating to reciprocal compensation

 . Manage administrative, technical and operational issues presented by our expansion plans

 . Raise sufficient capital on acceptable terms and on a timely basis

 . Successfully provision digital subscriber line, or DSL, services

                         Part I--Financial Information

Item 1. Financial Statements

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
               For the Three Months Ended March 31, 2000 and 1999
                (Dollars in thousands, except per share amounts)

                                                      For the three months
                                                         ended March 31
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
REVENUES:
  Data services..................................... $    32,190  $    19,979
  Telecom services..................................      13,139        6,025
                                                     -----------  -----------
    Total revenues..................................      45,329       26,004
                                                     -----------  -----------
EXPENSES:
  Customer service and network operations...........      33,255       10,369
  Selling, general and administrative...............      14,581        5,666
  Depreciation and amortization.....................      10,376        4,027
  Non-cash compensation expense.....................       1,448        1,560
                                                     -----------  -----------
    Total operating expenses........................      59,660       21,622
                                                     -----------  -----------
OPERATING INCOME (LOSS).............................     (14,331)       4,382
                                                     -----------  -----------
OTHER INCOME (EXPENSE):
  Interest income...................................       5,808        1,306
  Interest expense, net.............................     (12,875)      (5,404)
  Other income (expense), net.......................         242          --
                                                     -----------  -----------
    Total other expense.............................      (6,825)      (4,098)
                                                     -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES...................     (21,156)         284
INCOME TAX BENEFIT..................................         331          --
                                                     -----------  -----------
NET INCOME (LOSS)................................... $   (20,825) $       284
                                                     ===========  ===========
BASIC NET INCOME (LOSS) PER SHARE OF COMMON STOCK... $     (0.35) $      0.01
                                                     ===========  ===========
DILUTED NET INCOME (LOSS) PER SHARE OF COMMON
 STOCK.............................................. $     (0.35) $      0.01
                                                     ===========  ===========
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
 STOCK OUTSTANDING..................................  60,150,761   43,961,000
                                                     ===========  ===========
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
 STOCK OUTSTANDING..................................  60,150,761   51,803,000
                                                     ===========  ===========

    The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                   As of March 31, 2000 and December 31, 1999
                  (Dollars in thousands, except share amounts)

                                               March 31, 2000 December 31, 1999
                                               -------------- -----------------
                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...................    $403,735        $178,142
  Short-term investments......................      10,035          10,000
  Accounts receivable, net of allowance for
   doubtful accounts of $8,000 and $7,700 at
   March 31, 2000 and December 31, 1999,
   respectively...............................      35,018          27,247
  Other current assets........................       5,424           4,543
                                                  --------        --------
    Total current assets......................     454,212         219,932
                                                  --------        --------
PROPERTY, PLANT and EQUIPMENT, at cost........     276,670         224,470
  Less--Accumulated depreciation and
   amortization...............................     (38,058)        (28,169)
                                                  --------        --------
    Property, Plant and Equipment, net........     238,612         196,301
OTHER NONCURRENT ASSETS.......................      10,917           4,753
                                                  --------        --------
                                                  $703,741        $420,986
                                                  ========        ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable............................    $ 36,021        $ 15,324
  Accrued liabilities.........................      11,146           7,560
  Current maturities of long-term debt........       9,484           9,252
                                                  --------        --------
    Total current liabilities.................      56,651          32,136
                                                  --------        --------

LONG-TERM DEBT, net of current maturities.....     521,215         244,534
                                                  --------        --------

COMMITMENTS AND CONTINGENCIES

OTHER NONCURRENT LIABILITIES..................       2,365           1,829
                                                  --------        --------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 100,000,000
   shares authorized; 60,897,488 and
   60,748,981 issued and outstanding at March
   31, 2000 and December 31, 1999,
   respectively...............................         609             607
  Additional paid-in capital..................     178,328         177,535
  Deferred compensation.......................        (866)         (1,919)
  Accumulated deficit.........................     (54,561)        (33,736)
                                                  --------        --------
    Total stockholders' equity................     123,510         142,487
                                                  --------        --------
                                                  $703,741        $420,986
                                                  ========        ========

    The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
               For the Three Months Ended March 31, 2000 and 1999
                             (Dollars in thousands)

                                                   For the three months ended
                                                            March 31
                                                   ----------------------------
                                                       2000           1999
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)................................  $     (20,825) $         284
Adjustments to reconcile net income (loss) to net
 cash
 provided by(used in) operating activities--
  Depreciation and amortization..................         10,376          4,027
  Non-cash compensation expense..................          1,448          1,560
  Gain on sale of investment in affiliate........           (199)           --
  Loss on disposal of property, plant and
   equipment.....................................             99            --
  Amortization of obligation under capital
   lease.........................................            559            --
  Amortization of discount on senior notes.......          5,612          4,952
  Provision for losses on accounts receivable....          1,772          1,145
  Changes in operating assets and liabilities--
    Accounts receivable..........................         (9,543)        (7,328)
    Other current assets.........................           (881)          (305)
    Accounts payable and accrued liabilities.....         24,283         (6,695)
    Other noncurrent assets and liabilities,
     net.........................................            622          1,055
                                                   -------------  -------------
      Net cash provided by (used in) operating
       activities................................         13,323         (1,305)
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...........................        (52,314)       (24,476)
  Change in short-term investments...............            (35)           499
  Proceeds from sale of investment in affiliate..            900            --
                                                   -------------  -------------
      Net cash used in investing activities......        (51,449)       (23,977)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred debt issuance costs...................         (7,424)           --
  Proceeds from issuance of long-term debt.......        273,020          5,807
  Payments on long-term debt.....................         (2,277)          (509)
  Net proceeds from the issuance of common
   stock.........................................            400            542
                                                   -------------  -------------
      Net cash provided by financing activities..        263,719          5,840
                                                   -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.....................................        225,593        (19,442)
CASH AND CASH EQUIVALENTS, beginning of period...        178,142        126,041
                                                   -------------  -------------
CASH AND CASH EQUIVALENTS, end of period.........  $     403,735  $     106,599
                                                   =============  =============

    The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

         CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                 (Dollars in thousands, except share amounts)

1. Basis of Presentation

  Except as otherwise required by the context, references in this Form 10-Q to "Focal", "we", "us", or "our" refer to the combined businesses of Focal Communications Corporation and all of its subsidiaries. The accompanying interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which we believe are necessary to present fairly the financial position, results of operations, and cash flows for Focal for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000. The consolidated balance sheet at December 31, 1999 included herein was derived from our audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles.

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

  Reciprocal compensation payments are amounts paid by one carrier to send traffic to another carrier's network. Reciprocal compensation is currently a significant component of our total revenues representing approximately 73% and 39% of total revenues for the three months ended March 31, 1999 and 2000, respectively. Reciprocal compensation represented approximately 35% of our total revenues for the first quarter of 2000, if adjusted to exclude reciprocal compensation revenues earned in prior periods.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

    CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS--
                                  (Continued)


3. Property, Plant and Equipment

  Property, plant and equipment are stated at cost, which includes direct costs and capitalized interest, and are depreciated once placed in service using the straight line method.

  Property, plant and equipment consists of the following:

                                                         March 31,  December 31,
                                                           2000         1999
                                                        ----------- ------------
                                                        (Unaudited)
   Building and improvements..........................   $  8,433     $  8,365
   Communications network.............................    134,152      106,723
   Computer equipment.................................     13,831       11,646
   Leasehold improvements.............................     30,825       24,756
   Furniture and fixtures.............................      5,594        5,020
   Motor vehicles.....................................        218          152
   Construction in progress...........................     62,700       46,891
   Assets under capital lease.........................     20,917       20,917
                                                         --------     --------
                                                          276,670      224,470
   Less--Accumulated depreciation and amortization....    (38,058)     (28,169)
                                                         --------     --------
     Total............................................   $238,612     $196,301
                                                         ========     ========

4. Debt

  Long-term debt consists of the following:

                                                         March 31,  December 31,
                                                           2000         1999
                                                        ----------- ------------
                                                        (Unaudited)
   12.125% senior discount notes due 2008, net of un-
    amortized discount of $77,614 and $83,184 at March
    31, 2000 and December 31, 1999,
    respectively......................................   $192,386     $186,816
   11.875% senior notes due 2010, net of unamortized
    discount of $1,938 at
    March 31, 2000....................................    273,062          --
   Secured equipment term loan, maximum borrowing
    level at $50,000..................................     42,100       44,214
   Obligation under capital lease.....................     22,552       21,994
   Term loan payable in monthly installments through
    June 2001 at an
    interest rate of 6.5%.............................        599          762
                                                         --------     --------
                                                          530,699      253,786
   Less--current maturities...........................      9,484        9,252
                                                         --------     --------
     Total............................................   $521,215     $244,534
                                                         ========     ========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS--
                                  (Continued)


  Aggregate maturities of long-term debt outstanding as of March 31, 2000, are as follows:

      2000............................................................. $  6,974
      2001.............................................................    9,912
      2002.............................................................   10,638
      2003.............................................................   11,728
      2004.............................................................    3,447
      Thereafter.......................................................  488,000
                                                                        --------
        Total.......................................................... $530,699
                                                                        ========

  On January 12, 2000, we received net proceeds of approximately $265,000 from the issuance of our $275,000 11 7/8% senior notes due 2010 ("2000 Notes"). The 2000 Notes bear interest at a rate of 11.875% per annum payable in cash on July 15 and January 15, commencing July 15, 2000. The 2000 Notes are not secured by any of our assets and rank equally in right of payment with all our unsubordinated and unsecured indebtedness. The 2000 Notes are senior in right of payment to all of our future subordinated indebtedness. We may elect to redeem all or part of the 2000 Notes at any time from time to time, on or after January 15, 2005 at specified redemption prices. In addition, at any time and from time to time prior to January 15, 2003 we may redeem in the aggregate up to 35% of the initially outstanding aggregate principal amount of the 2000 Notes with the proceeds from one or more registered underwritten primary public offerings of common stock at a price of 111.875% of the principal amount of the 2000 Notes so long as at least 65% of the original aggregate principal amount of the 2000 Notes remains outstanding after each redemption.

5. Loss Per Share

  We compute basic earnings per common share based on the weighted average number of shares of common stock outstanding for the period. This calculation excludes certain unvested shares of common stock held by our executives. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options and unvested shares of common stock. Since the adjustments required for the calculation of diluted weighted average common shares outstanding are anti-dilutive for the three months ended March 31, 2000, this calculation has been excluded from the loss per share calculation. Our basic and diluted weighted average number of shares outstanding for the three months ended March 31, 2000 and 1999 is as follows:

                                                         March 31,  March 31,
                                                            2000       1999
                                                         ---------- ----------
   Basic weighted average number of common shares
    outstanding......................................... 60,150,761 43,961,000
   Dilutive stock options and unvested common shares....  6,403,554  7,842,000
                                                         ---------- ----------
   Dilutive weighted average number of common shares
    outstanding......................................... 66,554,315 51,803,000
                                                         ========== ==========

6. Commitments and Contingencies

  Under the terms of various short- and long-term contracts and agreements, we are obligated to make payments for office rents and for leasing components of our communications network through 2019. The office rent contracts provide for certain scheduled increases and for possible escalation of basic rentals based on a change in the cost of living or on other factors. We expect to enter into other contracts for additional components of our communications network, office space, other facilities, equipment and maintenance services.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS--
                                  (Continued)


  A summary of such fixed commitments at March 31, 2000 is as follows:

      Year                                                               Amount
      ----                                                              --------
      2000............................................................. $ 30,727
      2001.............................................................   27,351
      2002.............................................................   29,684
      2003.............................................................   29,564
      2004.............................................................   21,829
      Thereafter.......................................................   87,983
                                                                        --------
        Total.......................................................... $227,138
                                                                        ========

  Rent expense under operating leases for office rent and for leasing components of our communications network was approximately $2,153 and $1,122 for the three months ended March 31, 2000 and 1999, respectively.

7. Stock Options

  We established the Focal Communications Corporation 1997 Non Qualified Stock Option Plan (the "1997 Plan") effective February 27, 1997. The 1997 Plan is administered by the compensation committee of our Board of Directors ("the Board").

  We adopted the Focal Communications Corporation 1998 Equity and Performance Incentive Plan (the "1998 Plan") on August 21, 1998. The Board and, with respect to non-executive employees, the stock option committee of our Board of Directors, has sole and complete authority to select participants and grant options, and other equity-based instruments for our common stock.

  On August 21, 1998, we also adopted the 1998 Equity Plan for Non-Employee Directors of Focal Communications Corporation (the "1998 Non-Employee Plan"). The Board has sole and complete authority to select participants and grant options for our common stock, as defined in the 1998 Non-Employee Plan.

  The total number of shares available under the amended 1997 Plan, the 1998 Plan, and the 1998 Non-Employee Plan shall not exceed 8,530,000 shares.

  Under our stock option plans, the Board and stock option committee have complete discretion in determining vesting periods and terms of each participant's options granted. The options granted to participants under our stock option plans typically vest at 25% on the first anniversary from grant date, with vesting at 12.5% every six months for the remainder of vesting years. The term of each option has a life of 10 years. In addition, the plans provide for accelerated vesting upon certain events.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS--
                                  (Continued)


  The following summarizes option activity:

                                                                  Weighted
                                         Shares of                Average
                                          Common      Exercise    Exercise
                                           Stock       Prices      Price
                                         ---------  ------------- -------- ---
   Outstanding at December 31, 1999..... 6,353,820  $ 0.58-$25.00  $ 4.14
   Activity for the three months ended
    March 31, 2000:
   Options Granted......................   854,791   26.25- 44.50   27.15
   Options Exercised....................  (173,507)   0.58-  3.73    2.31
   Options Canceled.....................  (148,410)   2.21- 26.25   13.61
                                         ---------  -------------  ------
   Outstanding at March 31, 2000........ 6,886,694  $ 0.58-$44.50  $ 6.84
                                         =========  =============  ======

  The following table summarizes information about fixed stock options outstanding at March 31, 2000:

                                    Options Outstanding        Options Exercisable
                              -------------------------------- --------------------
                                           Weighted
                                            Average   Weighted             Weighted
                                           Remaining  Average              Average
                                Options   Contractual Exercise   Options   Exercise
   Range of Exercise Prices   Outstanding    Life      Price   Exercisable  Price
   ------------------------   ----------- ----------- -------- ----------- --------
   At December 31, 1999....    6,353,820      8.7      $ 4.14    943,023    $ 2.12
                               =========      ===      ======    =======    ======
   $0.58-$4.51.............    5,762,903      8.6      $ 2.99    979,170    $ 2.13
   $22.53 -$27.04..........    1,071,093      9.4       25.90        --        --
   $40.53-$44.50...........       52,698      9.9       40.82        268     44.50
                               ---------      ---      ------    -------    ------
   At March 31, 2000.......    6,886,694      8.7      $ 6.84    979,438    $ 2.14
                               =========      ===      ======    =======    ======

8. Segment Information

  We are organized primarily on the basis of strategic geographic operating segments that provide communications services in each respective geographic region. All of our geographic operating segments have been aggregated into one reportable segment as of and for the periods ended March 31, 2000 and 1999, and as of December 31, 1999.

  Our chief operating decision maker views earnings before interest, income taxes, depreciation and amortization ("EBITDA") as the primary measure of profit and loss. The following represents information about revenues, EBITDA (which excludes non-cash compensation), total assets and capital expenditures as of March 31, 2000 and December 31, 1999; and for the three months ended March 31, 2000 and 1999:

                                                           Three Months Ended
                                                         -----------------------
                                                         March 31,   March 31,
                                                           2000         1999
                                                         ---------  ------------
   Data services revenue................................ $ 32,190     $ 19,979
   Telecom services revenue.............................   13,139        6,025
                                                         --------     --------
   Total revenues.......................................   45,329       26,004

   EBITDA............................................... $ (3,841)    $ 10,000
                                                         March 31,  December 31,
                                                           2000         1999
                                                         ---------  ------------
   Total assets......................................... $249,072     $202,324
   Capital expenditures.................................   52,314      128,550
                                                         ========     ========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS--
                                  (Continued)

  The following reconciles our total segment EBITDA to our consolidated net income (loss) before income taxes for the three months ended March 31, 2000 and 1999:

                                                       Three months Three months
                                                          Ended        ended
                                                        March 31,    March 31,
                                                           2000         1999
                                                       ------------ ------------
   Total EBITDA for reportable segment................   $ (3,841)    $10,000
   Corporate EBITDA...................................      1,334         (31)
   Depreciation and amortization......................    (10,376)     (4,027)
   Interest expense, net..............................    (12,875)     (5,404)
   Interest income....................................      5,808       1,306
   Other income (expense), net........................        242         --
   Non-cash compensation..............................     (1,448)     (1,560)
                                                         --------     -------
     Net income (loss) before income taxes............   $(21,156)    $   284
                                                         ========     =======

  The following reconciles our total segment assets to our consolidated total assets as of March 31, 2000 and December 31, 1999:

                                                            March
                                                             31,    December 31,
                                                             2000       1999
                                                           -------- ------------
   Total assets for reportable segment.................... $249,072   $202,324
   Cash and short-term investments........................  413,770    188,142
   Other current assets...................................    4,019      3,745
   Property, plant and equipment, net.....................   25,963     22,022
   Other noncurrent assets................................   10,917      4,753
                                                           --------   --------
     Total consolidated assets............................ $703,741   $420,986
                                                           ========   ========

  We currently operate solely in the United States. We have no customers that accounted for more than 10% of our revenues during the three months ended March 31, 2000 and 1999.

  Our relationships with Ameritech and Bell Atlantic are mandatory, co-carrier relationships and are not that of a customer and supplier. Nevertheless, Ameritech and Bell Atlantic are shown here due to their contribution to our revenues for the three months ended March 31, 2000 and 1999.

                                                       Three months Three months
                                                          Ended        Ended
                                                        March 31,    March 31,
                                                           2000         1999
                                                       ------------ ------------
   Revenue contribution from Ameritech................   $11,543      $13,265
   Revenue contribution from Bell Atlantic............   $ 9,736      $ 5,762

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  General. Focal provides data and telecom services to large, communications-intensive users in major cities. We began operations in 1996 and initiated service first in May 1997. We currently serve a total of 18 markets, which encompass a total of 47 metropolitan statistical areas, or MSAs, and plan to serve 24 markets, or 56 MSAs, by the end of 2001. As of March 31, 2000, we sold 291,443 access lines, of which 238,697 were installed and in service. During 2000, we estimate that we will install at least 250,000 new access lines as our existing markets continue to mature and as we launch services in additional new markets. We also intend to launch our DSL and managed high-speed Internet access, colocation and peering services during 2000.

  We expect our continued expansion to result in continued negative operating cash flows and operating losses for a period of time. We expect to again produce positive operating cash flows during the second half of 2001 once these trends stabilize and operating activities in our newer markets are established and mature. If, however, these trends do not stabilize or our operating activities are not established or do not mature as expected, we may continue to sustain negative operating cash flows and net losses.

  Revenues. Our data and telecom services revenue is comprised of monthly recurring charges, usage charges and initial, non-recurring charges. Monthly recurring charges include the fees paid by our customers for lines in service, additional features on those lines, and colocation space. Monthly recurring charges are derived only from end user customers. Usage charges consist of fees paid by end users for each call made, fees paid by the ILEC and other CLECs as reciprocal compensation, and access charges paid by the IXCs for long distance traffic that we originate and terminate. Non-recurring revenues are typically derived from fees charged to install new customer lines.

  We earn reciprocal compensation revenue for calls made by customers of another local exchange carrier to our customers. Conversely, we incur reciprocal compensation expense to other local exchange carriers for calls by our customers to their customers. Reciprocal compensation has historically been a significant component of our total revenue due to the preponderance of inbound applications utilized by our customers. Reciprocal compensation represented approximately 73% and 39% of total revenues for the three months ended March 31, 1999 and 2000, respectively. Reciprocal compensation represented approximately 35% of our total revenues for the first quarter of 2000, if adjusted to exclude reciprocal compensation revenues earned in prior periods.

  We expect the proportion of revenues represented by reciprocal compensation to modestly decrease in the future as a result of the expiration and subsequent renegotiation of our existing interconnection agreements with the ILECs and the impact of recent and future regulatory developments. While per minute of use rates may decline further, we believe that any decline will be modest. We expect to generate additional revenues from other services which will offset this anticipated decrease in reciprocal compensation revenues. A reduction in or elimination of reciprocal compensation revenues that are not offset by increases in other revenues generated by us could have a material adverse effect on us and our results of operations.

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

  In the second quarter of 1999, we entered into a number of agreements to own fiber transport capacity as well as lease transport facilities for combined minimum commitments of $98.6 million through December 2004 and $42.6 million from January 2005 through June 2019. These commitments will result in increased operating expenses for future periods, which we believe should be more than offset by future revenues associated with new services made possible, in part, by these agreements. We activated our own Chicago transport network in February 2000 and expect to activate our remaining transport networks in other markets by the end of 2000.

  Other customer service and network operations expense consists of the costs of operating our network and the costs of providing customer care activities. Major components include wages, rent, power, equipment maintenance, supplies and contract employees.

  Selling, general and administrative expense ("SG&A") consists of sales force compensation and promotional expenses as well as the cost of corporate activities related to regulatory, finance, human resources, legal, executive, and other administrative activities. We expect our SG&A to be lower as a percentage of revenue than that of our competitors because we have relatively high sales productivity associated with our strategy of serving communications-intensive customers. These customers generally utilize a large number of switched access lines relative to the average business customer, resulting in more revenue per sale. Further, fewer sales representatives are required to service the relatively smaller number of communications-intensive customers in a given region.

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

Quarterly Results

  The following table sets forth unaudited financial, operating and statistical data for each of the specified quarters of 2000 and 1999. The unaudited quarterly financial information has been prepared on the same basis as our Consolidated Financial Statements and, in our opinion, contains all normal recurring adjustments necessary to fairly state this information. The operating results for any quarter are not necessarily indicative of results for any future period.

                               2000                   1999
                             --------  ---------------------------------------
                              First     Fourth    Third     Second      First
                             Quarter   Quarter   Quarter   Quarter     Quarter
                             --------  --------  --------  --------    -------
Data Services Revenue ($
 mil)......................  $ 32,190  $ 26,306  $ 26,339  $ 24,232    $19,979
Telecom Services Revenue ($
 mil)......................  $ 13,139  $  9,740  $  8,145  $  6,095    $ 6,025
Lines Sold to Date.........   291,443   237,167   169,122   133,536     85,329
Lines Installed to Date....   238,697   181,103   137,033   106,749     70,572
Estimated ISP Lines (% of
 Installed Lines)..........        71%       72%       72%       72%        71%
Lines on Switch (%)........       100%      100%      100%      100%       100%
ILEC Switches
 Interconnected............     1,447     1,209       948       771        443
ILEC Central Office
 Colocations in Service or
 Under Development.........       223       221       201        58         23
Markets in Operation.......        18        16        14        13         12
Markets Under Development..         6         4         6         7          4
MSAs Served................        47        40        38        34         31
MSAs Under Development.....         9        10        12        16         11
Circuit Switches
 Operational...............        14        12        10         9          7
Circuit Switches Under
 Development...............         7         7         7         6          6
ATM Switches Deployed......         6         2        --        --         --
Fiber Miles Operational....       864        --        --        --         --
Focal Customer Colocation
 Space in Service
 (Sqr. Ft.)................    73,840    70,105    53,478    41,081     29,282
Focal Customer Colocation
 Space Under Development
 (Sqr. Ft.)................    36,549    24,654    20,362    29,024     35,459
Capital Expenditures ($
 mil)......................  $     52  $     34  $     34  $     57(1) $    24
Employees..................       747       592       478       418        312
Sales Force (2)............       124       116       105        93         65

--------
(1) Includes approximately $21 million of assets acquired under a capital lease during the second quarter of 1999.
(2) Quota bearing sales professionals. Does not include sales engineers or customer support personnel.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999

  Data services revenue increased 61% from $20.0 million in the first quarter of 1999 to $32.2 million during the first quarter of 2000. Telecom services revenue increased 118% from the first quarter of 1999 to $13.1 million during the first quarter of 2000. This increase in data and telecom services revenue is primarily due to the generation of revenues from a number of new markets that went into operation subsequent to the first quarter of 1999 and from an increase in revenues from our more mature markets in the first quarter of 2000. In addition, we installed 26,566 and 12,467 more data and telecom services lines, respectively, during the first quarter of 2000 compared to the first quarter of 1999. Customer service and network operations expenses totaled $33.3 million for the first quarter of 2000 compared to $10.4 million for the first quarter of 1999. This $22.9 million increase resulted from our rapid expansion into new markets and related costs for leased facilities, usage settlements, customer care and operational personnel, equipment maintenance and other operating expenses. Selling, general and administrative ("SG&A") expenses increased by $8.9 million, from $5.7 million during the three months ended March 31, 1999 to $14.6 million during the first quarter of 2000 as a result of our rapid expansion. In addition, our overall customer service, network operations, and SG&A expenses increased between comparable three month periods due to a corresponding increase in our employee base of 435 employees.

  Depreciation and amortization increased from $4.0 million to $10.4 million in the comparative three-month periods. This increase of $6.4 million is a result of our expansion into an additional six new markets, to a total of 18 markets in operation as of March 31, 2000.

  Interest income increased from $1.3 million in the first quarter of 1999, to $5.8 million in the comparable period of 2000. This $4.5 million increase is primarily due to our cash, cash equivalents, and short-term investments increasing from $114.1 million at March 31, 1999 to $413.8 million at March 31, 2000 due to the receipt of approximately $137.0 million in net proceeds from our initial public offering that was completed in August 1999 and the receipt of $265.7 million in net proceeds from our 11 7/8% senior notes ("2000 Notes") offering completed in January 2000. Interest expense increased from $5.4 million in the first quarter of 1999 to $12.9 million in the first quarter of 2000. This $7.5 million increase is due to $7.2 million of interest expense charged relating to our 2000 Notes, an additional $0.7 million of amortization of discount on our 2000 Notes and our $270 million 12.125% senior discount notes ("1998 Notes"), $0.6 million of interest expense on our secured equipment term loan that we entered into during December 1998, and $0.6 million of interest expense relating to our capital lease obligation for dark fiber transport capacity, which was partially offset by interest capitalized during the first quarter of 2000 totaling $1.6 million.

Liquidity and Capital Resources

  We intend to continue to increase our coverage of major U.S. cities by expanding our services to another two markets during 2000 and four additional markets in 2001. Our business plan will require that we expand our existing networks and services, deploy our own fiber capacity in a majority of our markets, construct our Focal Internet eXchanges and expanded colocation centers, and fund our initial operating losses. We will require significant capital to fund the purchase and installation of voice and data switches, routers, equipment, infrastructure and fiber facilities and/or long-term rights to use fiber transport capacity. The implementation of this plan requires significant capital expenditures, a substantial portion of which will be incurred before significant related revenues from our new markets are expected to be realized. These expenditures, together with associated early operating expenses, may result in our having substantial negative operating cash flow and substantial net operating losses for the foreseeable future, including 2000 and 2001. Although we believe that our cost estimates and the scope and timing of our build-out are reasonable, we cannot assure you that actual costs or the timing of the expenditures, or that the scope and timing of our build-out, will be consistent with current estimates.

  Our capital expenditures were approximately $52.3 million for the first three months of 2000, primarily reflecting capital spending for the build-out of our additional markets and the roll-out of new services. We estimate that our capital expenditures in connection with our current business plan will be approximately $300 million for 2000 and approximately $305 million for 2001. The 2000 capital expenditures are expected to be made primarily for the build-out of additional markets, the expansion of our existing markets, the roll-out of new services, including managed high-speed Internet access, colocation and peering services, and the purchase of local dark fiber transport capacity in a majority of our markets.

  Our expectations of our future capital requirements and cash flows from operations are based on current estimates. If our plans or assumptions change or prove to be inaccurate, we may be required to seek additional sources of capital or seek additional capital sooner than currently anticipated.

  Net cash provided by operating activities for the first three months of 2000 was $13.3 million, an increase of $14.6 million from the same period in 1999. This increase is primarily the result of a $6.4 million increase in depreciation and amortization, a $31.0 million increase in accounts payable and accrued liabilities, and an additional $0.7 million of amortization of discount on our 2000 and 1998 Notes, which was offset by additional net losses of $21.1 million and the increase in our March 31, 2000 accounts receivable relative to the March 31, 1999 balance by approximately $1.6 million. Net cash used in investing activities was $51.4 million for the first three months of 2000 compared to $24.0 million in the first three months of 1999. This increase of $27.4 million is primarily the result of our expansion into six new markets, which resulted in capital expenditures that exceeded the first three months of 1999 by $27.8 million. Net cash provided by financing activities for the first three months of 2000 was $263.7 million, an increase of $257.9 million from the first three months of 1999. This increase is primarily due to the $265.7 million in net proceeds received from the issuance of our 2000 Notes.

  On February 18, 1998, we received $150 million in gross proceeds from the sale of our 1998 Notes. The 1998 Notes will accrete to an aggregate stated principal amount of $270 million by February 15, 2003. As of March 31, 2000, the principal amount of the 1998 Notes had accreted to approximately $192.4 million. No interest is payable on the 1998 Notes prior to August 15, 2003. Thereafter, cash interest will be payable semiannually on August 15 and February 15 of each year. On August 2, 1999, we raised net proceeds of approximately $137 million in our initial public offering in which we sold 11,442,500 shares of our common stock at a price of $13 per share, which includes the underwriter's exercise of their over-allotment option to purchase 1,492,500 common shares at $13 per share. On January 12, 2000, we received approximately $265.7 million in net proceeds from our 2000 Notes offering. The 2000 Notes interest payment dates are July 15 and January 15, commencing July 15, 2000.

  We have historically incurred net losses and have an accumulated deficit of $54.6 million as of March 31, 2000. The aggregate net proceeds totaling approximately $602.7 million that we received from the offering of our 1998 Notes, the August 1999 equity offering, the 2000 Notes and certain other financings, have funded a large portion of our operating losses and capital expenditures through March 31, 2000. We expect that our existing cash and investment balances of $413.8 million as of March 31, 2000 and future cash flows that are expected to be provided from ongoing operations will be sufficient to fund our operations and capital expenditure requirements through the second quarter of 2001.

  We currently have a commitment for a $200 million senior secured credit facility which we are evaluating. If we choose to establish this facility, we expect that it will fund our operations and capital expenditure requirements through the fourth quarter of 2001. In addition, we may choose to obtain future debt or equity financing to fund additional new products, services and other general corporate purposes.

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

  While all of our long-term debt bears fixed interest rates, the fair market value of our fixed rate long-term debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed long-term debt obligations. The table below provides additional information about our 1998 Notes and 2000 Notes. For additional information about our long-term debt obligations, see our condensed consolidated financial statements and accompanying notes related thereto appearing elsewhere in this report.

                                                           As of March 31, 2000
                                                          ----------------------
                                                           Fixed      Average
   Expected Maturity                                        Debt   Interest Rate
   -----------------                                      -------- -------------
   2000.................................................. $    --       --
   2001..................................................      --       --
   2002..................................................      --       --
   2003..................................................      --       --
   2004..................................................      --       --
   Thereafter............................................  545,000       12%
                                                          --------      ---
                                                          $545,000       12%
                                                          ========      ===
   Fair Market Value..................................... $447,750
                                                          ========

                          PART II--OTHER INFORMATION

Item 1. Legal and Administrative Proceedings

  With the exception of the matters discussed in our Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000 we are not aware of any material litigation against us. In the ordinary course of our business, we are involved in a number of regulatory proceedings before various state commissions and the FCC.

Item 2. Changes in Securities and Use of Proceeds

  Not Applicable.

Item 3. Defaults Upon Senior Securities

  Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

  Not Applicable.

Item 5. Other Information

  Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

   Exhibit
   Number                 Exhibit Description                     Location
   -------                -------------------                  --------------
   4.1     Restricted Shares Agreement with Michael L. Mael,   Filed herewith
           effective as of January 31, 2000. #
   10.1    Executive Employment Agreement with Michael L.      Filed herewith
           Mael, dated as of January 8, 2000. #
   27.1    Financial Data Schedule #                           Filed herewith

--------
 #Management contract or compensatory plan

  (b) Reports on Form 8-K

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

                        Focal Communications Corporation

              Signature                          Title                   Date
              ---------                          -----                   ----

    /s/ Robert C. Taylor, Jr.          President and Chief           May 12, 2000
______________________________________  Executive Officer
        Robert C. Taylor, Jr.,          (Authorized Officer)

       /s/ Joseph A. Beatty            Executive Vice President      May 12, 2000
______________________________________  and Chief Financial
          Joseph A. Beatty,             Officer (Principal
                                        Financial Officer)

      /s/ Gregory J. Swanson           Controller (Principal         May 12, 2000
______________________________________  Accounting Officer)
         Gregory J. Swanson,

                                 EXHIBIT INDEX

      Exhibit
      Number                 Exhibit Description                   Location
      -------                -------------------                   --------
      4.1      Restricted Shares Agreement with Michael L.      Filed herewith
               Mael, effective as of January 31, 2000.
     10.1      Executive Employment Agreement with Michael L.   Filed herewith
               Mael, dated as of January 8, 2000.
     27.1      Financial Data Schedule                          Filed herewith