Form 10-Q
period 2000-06-30
FOCAL COMMUNICATIONS CORP
filed 2000-08-14
CIK 1059130

    As filed with the Securities and Exchange Commission on August 14, 2000

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

                               ----------------

For the Quarterly Period Ended June 30, 2000   Commission file number 333-49397

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

                                Yes  X    No

  The number of shares outstanding of the issuer's common stock, as of July 31, 2000:

                Common stock ($.01 par value) 61,118,099 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                           Page
                                                                           ----
 PART I--FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)...............................     4

         Condensed Consolidated Statements of Operations for the three
         and six months ended June 30, 2000 and 1999....................     4

         Condensed Consolidated Balance Sheets as of June 30, 2000 and
         December 31, 1999..............................................     5

         Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 2000 and 1999............................     6

         Condensed Notes to Interim Consolidated Financial Statements...     7

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations .........................................    12

 Item 3. Quantitative and Qualitative Disclosures About Market Risk ....    17

 PART II--OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    19

 Item 2. Changes in Securities and Use of Proceeds......................    19

 Item 3. Defaults Upon Senior Securities................................    19

 Item 4. Submission of Matters to a Vote of Security Holders............    19

 Item 5. Other Information..............................................    19

 Item 6. Exhibits and Reports on Form 8-K...............................    20

 SIGNATURES..............................................................   21

               INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

  We make statements in this Report on Form 10-Q that are not historical facts. These "forward-looking statements" can be identified by the use of terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or comparable terminology. These forward-looking statements include, among others, statements concerning:

 . Our business strategy and competitive advantages

 . Our anticipation of potential revenues from designated markets or customers

 . Statements regarding the growth of the communications services industry and our business

 . The market potential of our services and products

 . Forecasts of when we will enter particular geographic markets or begin offering particular services

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

 . Successfully provision digital subscriber line, or DSL, services

                         Part I--Financial Information

Item 1. Financial Statements

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
           For the Three and Six Months Ended June 30, 2000 and 1999
                (Dollars in thousands, except per share amounts)

                             For the three months       For the six months
                                 ended June 30             ended June 30
                            ------------------------  ------------------------
                               2000         1999         2000         1999
                            -----------  -----------  -----------  -----------
REVENUES:
  Data services............ $    42,638  $    24,232  $    74,828  $    44,211
  Telecom services.........      18,050        6,095       31,189       12,120
                            -----------  -----------  -----------  -----------
    Total revenues.........      60,688       30,327      106,017       56,331
                            -----------  -----------  -----------  -----------
EXPENSES:
  Customer service and
   network operations......      43,205       14,986       76,460       25,355
  Selling, general and
   administrative..........      18,110        6,919       32,691       12,585
  Depreciation and
   amortization............      12,768        4,938       23,144        8,965
  Non-cash compensation
   expense.................       1,597          811        3,045        2,371
                            -----------  -----------  -----------  -----------
    Total operating
     expenses..............      75,680       27,654      135,340       49,276
                            -----------  -----------  -----------  -----------
OPERATING INCOME (LOSS)....     (14,992)       2,673      (29,323)       7,055
                            -----------  -----------  -----------  -----------
OTHER INCOME (EXPENSE):
  Interest income..........       6,431        1,214       12,239        2,520
  Interest expense, net....     (13,893)      (5,881)     (26,768)     (11,284)
  Other income (expense),
   net.....................         --           --           242          --
                            -----------  -----------  -----------  -----------
    Total other expense....      (7,462)      (4,667)     (14,287)      (8,764)
                            -----------  -----------  -----------  -----------
LOSS BEFORE INCOME TAXES...     (22,454)      (1,994)     (43,610)      (1,709)
INCOME TAX BENEFIT
 (EXPENSE).................       1,069         (308)       1,400         (308)
                            -----------  -----------  -----------  -----------
NET LOSS................... $   (21,385) $    (2,302) $   (42,210) $    (2,017)
                            ===========  ===========  ===========  ===========
BASIC AND DILUTED NET LOSS
 PER SHARE OF COMMON
 STOCK..................... $     (0.35) $     (0.05) $     (0.70) $     (0.05)
                            ===========  ===========  ===========  ===========
BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF SHARES
 OF COMMON STOCK
 OUTSTANDING...............  60,309,169   44,111,000   60,229,965   44,037,515
                            ===========  ===========  ===========  ===========

    The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of June 30, 2000 and December 31, 1999
                  (Dollars in thousands, except share amounts)

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (unaudited)
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................  $329,069     $178,142
  Short-term investments..............................    12,891       10,000
  Accounts receivable, net of allowance for doubtful
   accounts of $7,200 and $7,700 at June 30, 2000 and
   December 31, 1999, respectively....................    40,991       27,247
  Other current assets................................     6,012        4,543
                                                        --------     --------
    Total current assets..............................   388,963      219,932
                                                        --------     --------
PROPERTY, PLANT and EQUIPMENT, at cost................   353,599      224,470
  Less--Accumulated depreciation and amortization.....   (50,323)     (28,169)
                                                        --------     --------
    Property, Plant and Equipment, net................   303,276      196,301
OTHER NONCURRENT ASSETS...............................    10,852        4,753
                                                        --------     --------
                                                        $703,091     $420,986
                                                        ========     ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable....................................  $ 46,559     $ 15,324
  Accrued liabilities.................................    15,216        7,560
  Current maturities of long-term debt................     9,708        9,252
                                                        --------     --------
    Total current liabilities.........................    71,483       32,136
                                                        --------     --------
LONG-TERM DEBT, net of current maturities.............   525,101      244,534
                                                        --------     --------
COMMITMENTS AND CONTINGENCIES

OTHER NONCURRENT LIABILITIES..........................     2,436        1,829
                                                        --------     --------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 100,000,000 shares
   authorized; 61,033,463 and 60,748,981 issued and
   outstanding at June 30, 2000 and December 31, 1999,
   respectively.......................................       610          607
  Additional paid-in capital..........................   180,738      177,535
  Deferred compensation...............................    (1,331)      (1,919)
  Accumulated deficit.................................   (75,946)     (33,736)
                                                        --------     --------
    Total stockholders' equity........................   104,071      142,487
                                                        --------     --------
                                                        $703,091     $420,986
                                                        ========     ========

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                For the Six Months Ended June 30, 2000 and 1999
                             (Dollars in thousands)

                                                           For the six months
                                                             ended June 30
                                                           -------------------
                                                             2000       1999
                                                           ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................. $ (42,210) $ (2,017)
Adjustments to reconcile net loss to net cash
 provided by operating activities--
  Depreciation and amortization...........................    23,144     8,965
  Non-cash compensation expense...........................     3,045     2,371
  Gain on sale of investment in affiliate.................      (199)      --
  Loss on disposal of property, plant and equipment.......        99       --
  Amortization of obligation under capital lease..........     1,132       --
  Amortization of discount on senior notes................    11,397    10,052
  Provision for losses on accounts receivable.............     4,372     2,711
  Changes in operating assets and liabilities--
    Accounts receivable...................................   (18,116)  (13,172)
    Other current assets..................................    (1,469)   (2,277)
    Accounts payable and accrued liabilities..............    38,891     4,546
    Other noncurrent assets and liabilities, net..........       490     1,114
                                                           ---------  --------
      Net cash provided by operating activities...........    20,576    12,293
                                                           ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................  (129,245)  (60,053)
  Change in short-term investments........................    (2,891)  (10,586)
  Proceeds from sale of investment in affiliate...........       900       --
                                                           ---------  --------
      Net cash used in investing activities...............  (131,236)  (70,639)
                                                           ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred debt issuance costs............................    (7,656)      --
  Proceeds from issuance of long-term debt................   273,020    19,094
  Payments on long-term debt..............................    (4,526)   (1,472)
  Net proceeds from the issuance of common stock..........       749       948
                                                           ---------  --------
      Net cash provided by financing activities...........   261,587    18,570
                                                           ---------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......   150,927   (39,776)

CASH AND CASH EQUIVALENTS, beginning of period............   178,142   126,041
                                                           ---------  --------
CASH AND CASH EQUIVALENTS, end of period.................. $ 329,069  $ 86,265
                                                           =========  ========

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

2. Risks and Uncertainties

  Reciprocal compensation payments are amounts paid by one carrier to send traffic to another carrier's network. Reciprocal compensation is currently a significant component of our total revenues. As a result of several trends in our business and the current regulatory environment, we expect revenues from reciprocal compensation to decline as a percentage of total revenues. A reduction in or elimination of revenues attributable to reciprocal compensation which is not offset by increases in other revenues generated by us may have a material adverse effect on us and our results of operations.

3. Property, Plant and Equipment

  Property, plant and equipment are stated at cost, which includes direct costs and capitalized interest, and are depreciated once placed in service using the straight line method.

  Property, plant and equipment consists of the following:

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (Unaudited)
   Building and improvements..........................  $  8,433     $  8,365
   Communications network.............................   159,059      106,723
   Computer equipment.................................    17,247       11,646
   Leasehold improvements.............................    31,779       24,756
   Furniture and fixtures.............................     7,227        5,020
   Motor vehicles.....................................       353          152
   Construction in progress...........................   108,584       46,891
   Assets under capital lease.........................    20,917       20,917
                                                        --------     --------
                                                         353,599      224,470
   Less--Accumulated depreciation and amortization....   (50,323)     (28,169)
                                                        --------     --------
     Total............................................  $303,276     $196,301
                                                        ========     ========

4. Debt

  Long-term debt consists of the following:

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (Unaudited)
   12.125% senior discount notes due 2008, net of
    unamortized discount of $71,878 and $83,184 at
    June 30, 2000 and December 31, 1999,
    respectively......................................  $198,122     $186,816
   11.875% senior notes due 2010, net of unamortized
    discount of $1,888 at June 30, 2000...............   273,112          --
   Secured equipment term loan, maximum borrowing
    level at $50,000..................................    39,934       44,214
   Obligation under capital lease.....................    23,126       21,994
   Term loan payable in monthly installments through
    June 2001 at an interest rate of 6.5%.............       515          762
                                                        --------     --------
                                                         534,809      253,786
   Less--current maturities...........................    (9,708)      (9,252)
                                                        --------     --------
     Total............................................  $525,101     $244,534
                                                        ========     ========

  Aggregate maturities of long-term debt outstanding as of June 30, 2000, are as follows:

      2000............................................................. $  4,726
      2001.............................................................    9,912
      2002.............................................................   10,638
      2003.............................................................   11,728
      2004.............................................................    3,447
      Thereafter.......................................................  494,358
                                                                        --------
        Total.......................................................... $534,809
                                                                        ========

  On January 12, 2000, we received net proceeds of approximately $265,700 from the issuance of our $275,000 117/8% senior notes due 2010 ("2000 Notes"). The 2000 Notes bear interest at a rate of 11.875% per annum payable in cash on July 15 and January 15, commencing July 15, 2000. The 2000 Notes are not secured by any of our assets and rank equally in right of payment with all our unsubordinated and unsecured indebtedness. The 2000 Notes are senior in right of payment to all of our future subordinated indebtedness. We may elect to redeem all or part of the 2000 Notes at any time from time to time, on or after January 15, 2005 at specified redemption prices. In addition, at any time and from time to time prior to January 15, 2003 we may redeem in the aggregate up to 35% of the initially outstanding aggregate principal amount of the 2000 Notes with the proceeds from one or more registered underwritten primary public offerings of common stock at a price of 111.875% of the principal amount of the 2000 Notes so long as at least 65% of the original aggregate principal amount of the 2000 Notes remains outstanding after each redemption.

5. Loss Per Share

  We compute basic earnings per common share based on the weighted average number of shares of common stock outstanding for the period. This calculation excludes certain unvested shares of common stock held by our executives. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options and unvested shares of common stock. Since the adjustments required for the calculation of diluted weighted average common shares outstanding are anti-dilutive for the three and six months ended June 30, 2000 and 1999, this calculation has been excluded from the net loss per share calculation. Our basic and diluted weighted average number of shares outstanding for the three and six months ended June 30, 2000 and 1999 is as follows:

                             Three Months Three Months
                                Ended        Ended      Six Months    Six Months
                               June 30,     June 30,       Ended         Ended
                                 2000         1999     June 30, 2000 June 30, 1999
                             ------------ ------------ ------------- -------------
   Basic weighted average
    number of common shares
    outstanding............   60,309,169   44,111,000   60,229,965    44,037,515
   Dilutive stock options
    and unvested common
    shares.................    8,003,199    8,149,648    7,418,608     7,873,410
                              ----------   ----------   ----------    ----------
   Dilutive weighted
    average number of
    common shares
    outstanding............   68,312,368   52,260,648   67,648,573    51,910,925
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

  A summary of such fixed commitments at June 30, 2000 is as follows:

      Year                                                               Amount
      ----                                                              --------
      2000............................................................. $ 21,336
      2001.............................................................   29,270
      2002.............................................................   31,624
      2003.............................................................   31,525
      2004.............................................................   23,979
      Thereafter.......................................................  109,670
                                                                        --------
        Total.......................................................... $247,404
                                                                        ========

  Rent expense under operating leases for office rent and for leasing components of our communications network was approximately $2,649 and $4,801 and $1,381 and $ 2,503 for the three and six months ended June 30, 2000 and 1999, respectively.

7. Stock Options

  We established the Focal Communications Corporation 1997 Non Qualified Stock Option Plan (the "1997 Plan") effective February 27, 1997. The 1997 Plan is administered by the compensation committee of our Board of Directors ("the Board"). Options to purchase 6,927,650 shares were issued under the 1997 Plan and no further options will be granted under the 1997 Plan.

  We adopted the Focal Communications Corporation 1998 Equity and Performance Incentive Plan (the "1998 Plan") on August 21, 1998. The total number of shares available under the 1998 Plan shall not exceed 12,050,000 shares. The Board and, with respect to non-executive employees, the stock option committee of our Board of Directors, has sole and complete authority to select participants and grant options, and other equity-based instruments for our common stock.

  On August 21, 1998, we also adopted the 1998 Equity Plan for Non-Employee Directors of Focal Communications Corporation (the "1998 Non-Employee Plan"). The total number of shares available under the 1998 Non-Employee Plan shall not exceed 150,000 shares. The Board has sole and complete authority to select participants and grant options for our common stock, as defined in the 1998 Non-Employee Plan.

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

  The following summarizes option activity:

                                                                      Weighted
                                             Shares of                Average
                                              Common      Exercise    Exercise
                                               Stock       Prices      Price
                                             ---------  ------------- --------
   Outstanding at December 31, 1999......... 6,353,820  $ 0.58-$25.00  $ 4.14
   Activity for the six months ended June
    30, 2000:
   Options Granted.......................... 3,868,791   26.25- 45.06   33.00
   Options Exercised........................  (309,482)   0.58-  3.73    2.40
   Options Canceled.........................  (288,760)   2.21- 45.06   20.27
                                             ---------  -------------  ------
   Outstanding at June 30, 2000............. 9,624,369  $ 0.58-$45.06  $15.31
                                             =========  =============  ======

  The following table summarizes information about fixed stock options outstanding at June 30, 2000:

                                    Options Outstanding        Options Exercisable
                              -------------------------------- --------------------
                                           Weighted
                                            Average   Weighted             Weighted
                                           Remaining  Average              Average
                                Options   Contractual Exercise   Options   Exercise
   Range of Exercise Prices   Outstanding    Life      Price   Exercisable  Price
   ------------------------   ----------- ----------- -------- ----------- --------
   At December 31, 1999....    6,353,820      8.7      $ 4.14     943,023   $ 2.12
                               =========      ===      ======   =========   ======
   $ 0.58-$ 4.51...........    5,594,578      8.2        2.99   1,206,935     2.27
   $22.53-$27.04...........    1,022,593      9.4       25.91         --       --
   $27.04-$31.54...........    1,843,875      9.9       29.88         --       --
   $31.54-$36.05...........      257,000      9.8       32.75         --       --
   $40.56-$45.06...........      906,323      9.7       44.82         268    44.50
                               ---------      ---      ------   ---------   ------
   At June 30, 2000........    9,624,369      8.9      $15.31   1,207,203   $ 2.29
                               =========      ===      ======   =========   ======

8. Segment Information

  We are organized primarily on the basis of strategic geographic operating segments that provide communications services in each respective geographic region. All of our geographic operating segments have been aggregated into one reportable segment as of and for the periods ended June 30, 2000 and 1999, and as of December 31, 1999.

  Our chief operating decision maker views earnings before interest, income taxes, depreciation and amortization ("EBITDA") as the primary measure of profit and loss. The following represents information about revenues, EBITDA (which excludes non-cash compensation), total assets and capital expenditures as of June 30, 2000 and December 31, 1999; and for the six months ended June 30, 2000 and 1999:

                                                            Six Months Ended
                                                          ----------------------
                                                          June 30,    June 30,
                                                            2000        1999
                                                          --------  ------------
   Data services revenue................................. $ 74,828    $ 44,211
   Telecom services revenue..............................   31,189      12,120
                                                          --------    --------
   Total revenues........................................  106,017      56,331

   EBITDA................................................ $ (7,050)   $ 17,832

                                                          June 30,  December 31,
                                                            2000        1999
                                                          --------  ------------
   Total assets.......................................... $311,640    $202,324
   Capital expenditures..................................  129,245     128,550
                                                          ========    ========

  The following reconciles our total segment EBITDA to our consolidated net income (loss) before income taxes for the six months ended June 30, 2000 and 1999:

                                                                     Six months
                                                         Six months    Ended
                                                         Ended June   June 30,
                                                          30, 2000      1999
                                                         ---------- ------------
   Total EBITDA for reportable segment..................  $ (7,050)   $ 17,832
   Corporate EBITDA.....................................     3,916         559
   Depreciation and amortization........................   (23,144)     (8,965)
   Interest expense, net................................   (26,768)    (11,284)
   Interest income......................................    12,239       2,520
   Other income (expense), net..........................       242         --
   Non-cash compensation................................    (3,045)     (2,371)
                                                          --------    --------
     Net loss before income taxes.......................  $(43,610)   $ (1,709)
                                                          ========    ========

  The following reconciles our total segment assets to our consolidated total assets as of June 30, 2000 and December 31, 1999:

                                                          June 30,  December 31,
                                                            2000        1999
                                                         ---------- ------------
   Total assets for reportable segment..................  $311,640    $202,324
   Cash and short-term investments......................   341,960     188,142
   Other current assets.................................     2,450       3,745
   Property, plant and equipment, net...................    36,189      22,022
   Other noncurrent assets..............................    10,852       4,753
                                                          --------    --------
     Total consolidated assets..........................  $703,091    $420,986
                                                          ========    ========

  We currently operate solely in the United States. We have no customers that accounted for more than 10% of our revenues during the six months ended June 30, 2000 and 1999.

  Our relationships with Ameritech and Bell Atlantic are mandatory, co-carrier relationships and are not that of a customer and supplier. Nevertheless, Ameritech and Bell Atlantic are shown here due to their contribution to our revenues for the six months ended June 30, 2000 and 1999.

                                                           Six months Six months
                                                           Ended June Ended June
                                                            30, 2000   30, 1999
                                                           ---------- ----------
   Revenue contribution from Ameritech....................  $29,251    $27,548
   Revenue contribution from Bell Atlantic................  $18,629    $13,058

9. Subsequent Event

  In July, we received a commitment for $300 million of senior secured credit facilities. The credit facilities are subject to customary conditions for a transaction of this type, including completion of definitive documentation and finalization of all terms and conditions. We expect to close these facilities in August of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  General. Focal provides data and telecom services to large, communications-intensive users in major cities. We began operations in 1996 and currently serve a total of 19 markets, which encompass a total of 48 metropolitan statistical areas, or MSAs. We plan to serve 24 markets, or 56 MSAs, by the end of 2001. As of June 30, 2000, we had sold 356,918 access lines, of which 298,983 were installed and in service. During 2000, we estimate that we will install at least 250,000 new access lines as our existing markets continue to mature and as we launch services in additional new markets.

  In April, we announced a new suite of Internet infrastructure services designed to improve Internet performance. These leading edge services include managed high-speed Internet access, colocation and private peering services. In preparation for the rollout of these services, during the second quarter we began the deployment of Focal Internet eXchange (FIX) platforms in a number of our markets. We recently began beta testing with a number of existing customers in our Chicago market and expect to launch commercial service in Chicago during the third quarter of this year. Additionally, we began the rollout of our commercial DSL service during the second quarter in a number of our markets.

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

  Revenues. Data services revenue includes revenues from circuit switched lines sold to ISP customers, DSL, private line, colocation, and internet infrastructure services. Telecom services revenue includes circuit switched lines sold to corporate and VAR customers. Our data and telecom services revenue is comprised of monthly recurring charges, usage charges, and initial non-recurring charges. Monthly recurring charges include the fees paid by our customers for lines in service, additional features on those lines, and colocation space. Monthly recurring charges are derived only from end user customers. Usage charges consist of fees paid by end users for each call made, fees paid by the ILEC and other CLECs as reciprocal compensation, and access charges paid by the IXCs for long distance traffic that we originate and terminate. Non-recurring revenues are typically derived from fees charged to install new customer lines.

  We earn reciprocal compensation revenue for calls made by customers of another local exchange carrier to our customers. Conversely, we incur reciprocal compensation expense to other local exchange carriers for calls by our customers to their customers. Reciprocal compensation has historically been a significant component of our total revenues due to the preponderance of inbound applications utilized by our customers.

  We expect the proportion of revenues represented by reciprocal compensation to decrease in the future as a result of the expiration and subsequent renegotiation of our existing interconnection agreements with the ILECs and the impact of recent and future regulatory developments. While per minute of use rates may decline further, we believe that any decline will be modest. We expect to generate additional revenues from other services which will offset this anticipated decrease in reciprocal compensation revenues. A reduction in or elimination of reciprocal compensation revenues that are not offset by increases in other revenues generated by us could have a material adverse effect on us and our results of operations.

  Operating Expenses. Our operating expenses are categorized as customer service and network operations, selling, general and administrative, depreciation and amortization, and non-cash compensation expense. Settlement costs represented approximately 51% of customer service and network operations expense for the six month period ended June 30, 2000, and are comprised of leased transport charges, reciprocal compensation payments and other usage costs. Leased transport charges are the lease payments we make for the use of fiber transport facilities connecting our customers to our switches and for our connection to the ILECs' and other CLECs' networks. Our strategy of initially leasing rather than building our own fiber transport facilities has resulted in our cost of service being a significant component of total costs. To date, we have been successful in negotiating lease agreements that match the duration of our customer contracts, thereby allowing us to avoid the risk of incurring expenses associated with transport facilities that are not being used by revenue generating customers.

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

  In the second quarter of 1999, we entered into a number of agreements to own fiber transport capacity as well as lease transport facilities for combined minimum commitments of $98.6 million through December 2004 and $42.6 million from January 2005 through June 2019. These commitments will result in increased operating expenses for future periods, which we believe should be more than offset by future revenues associated with new services made possible, in part, by these agreements. As of June 30, 2000, we are operating our own fiber networks in four of our markets and have approximately 4,400 fiber miles in operation. We expect to activate our remaining transport networks in other markets by the end of 2000.

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

                                  2000                     1999
                            ------------------  ----------------------------
                             Second    First     Fourth    Third     Second
                            Quarter   Quarter   Quarter   Quarter   Quarter
                            --------  --------  --------  --------  --------
Data Services Revenue ($
 mil).....................  $ 42,638  $ 32,190  $ 26,306  $ 26,339  $ 24,232
Telecom Services Revenue
 ($ mil)..................  $ 18,050  $ 13,139  $  9,740  $  8,145  $  6,095
Switched Lines Sold to
 Date.....................   356,918   291,443   237,167   169,122   133,536
Switched Lines Installed
 to Date..................   298,983   238,697   181,103   137,033   106,749
Estimated Data Lines (% of
 Installed Lines).........        68%       71%       72%       72%       72%
Lines on Switch (%).......       100%      100%      100%      100%      100%
ILEC Switches
 Interconnected...........     1,677     1,447     1,209       948       771
ILEC Central Office
 Colocations in Service or
 Under Development........       270       223       221       201        58
Quarterly Minutes of Use
 (mil)....................     6,640     6,421     5,158     3,514     2,657
Markets in Operation......        19        18        16        14        13
Markets Under
 Development..............         5         6         4         6         7
MSAs Served...............        48        47        40        38        34
MSAs Under Development....         8         9        10        12        16
Circuit Switches
 Operational..............        16        14        12        10         9
Circuit Switches Under
 Development..............         8         7         7         7         6
ATM Switches Deployed.....        16         6         2       --        --
Fiber Miles Operational...     4,488       864       --        --        --
Focal Customer Colocation
 Space in Service (Sqr.
 Ft.).....................    80,096    73,840    70,105    53,478    41,081
Focal Customer Colocation
 Space Under Development
 (Sqr. Ft.)...............    54,802    36,549    24,654    20,362    29,024
Capital Expenditures ($
 mil).....................  $     77  $     52  $     34  $     34  $     57(1)
Employees.................       935       747       592       478       418
Sales Force (2)...........       166       124       116       105        93

--------
(1) Includes approximately $21 million of assets acquired under a capital lease during the second quarter of 1999.
(2) Quota bearing sales professionals. Does not include sales engineers or customer support personnel.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

  Data services revenue increased 76% from $24.2 million in the second quarter of 1999 to $42.6 million during the second quarter of 2000. Telecom services revenue increased 196% from the second quarter of 1999 to $18.1 million during the second quarter of 2000. This increase in data and telecom services revenue is primarily due to the generation of revenues from a number of new markets that went into operation subsequent to the second quarter of 1999 and from an increase in revenues from our more mature markets in the second quarter of 2000. Revenues for the second quarter of 2000 included $6.4 million from deferred carrier settlements, primarily related to the recognition of previously disputed carrier settlement amounts in Illinois. In addition, we installed 7,658 and 16,451 more data and telecom services lines, respectively, during the second quarter of 2000 compared to the second quarter of 1999.

  Customer service and network operations expense totaled $43.2 million for the second quarter of 2000 compared to $15.0 million for the second quarter of 1999. This $28.2 million increase resulted from our rapid expansion into new markets and related costs for leased facilities, usage settlements, customer care and operational personnel, equipment maintenance and other operating expenses. Our gross margin, which represents total revenues less carrier costs and other direct network costs, was approximately 58% (excludes deferred carrier settlements) and 81% for the three months ended June 30, 2000 and 1999, respectively. This decrease in our gross margin between comparable periods is a direct result of our reciprocal compensation revenues as a percentage of total revenues decreasing over the comparable periods and the initial transport expense associated with new geographic markets. Selling, general and administrative ("SG&A") expenses increased by $11.2 million, from $6.9 million during the three months ended June 30, 1999 to $18.1 million during the second quarter of 2000 as a result of our rapid expansion into new markets and the rollout of our FIX platforms. In addition, our overall customer service, network operations, and SG&A expenses increased between comparable periods due to a corresponding increase in our employee base of 517 employees.

  Depreciation and amortization increased from $4.9 million to $12.8 million in the comparative three-month periods. This increase of $7.9 million is a result of our expansion into an additional six new markets, to a total of 19 markets in operation as of June 30, 2000.

  Interest income increased from $1.2 million in the second quarter of 1999, to $6.4 million in the comparable period of 2000. This $5.2 million increase is primarily due to our cash, cash equivalents, and short-term investments increasing from $104.8 million at June 30, 1999 to $342.0 million at June 30, 2000 due to the receipt of approximately $137.0 million in net proceeds from our initial public offering that was completed in August 1999 and the receipt of $265.7 million in net proceeds from our 11 7/8% senior notes ("2000 Notes") offering completed in January 2000. Interest expense increased from $5.9 million in the second quarter of 1999 to $13.9 million in the second quarter of 2000. This $8.0 million net increase is due to an additional $8.9 million of interest expense charged relating to our outstanding notes and $0.7 million of interest expense related to our secured equipment term loan and our capital lease obligation for dark fiber transport capacity, which was partially offset by interest capitalized during the second quarter of 2000 totaling $1.6 million.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

  Our data services revenue increased 69% for the first half of 2000 to $74.8 million. Telecom services revenue increased 157% to $31.2 million compared to $12.1 million in the first half of 1999. This increase in our data and telecom services revenue is primarily due to the generation of revenues from a number of new markets that went into operation subsequent to the second quarter of 1999 and from an increase in revenues from our more mature markets in the second quarter of 2000. In addition, we installed 34,224 and 28,918 more data and telecom services lines, respectively, during the first half of 2000 compared to the first half of 1999.

  Customer service and network operations expense were $76.5 million for the first half of 2000 compared to $25.4 million for the first half of 1999. This $51.1 million increase resulted from our rapid expansion into new markets and related costs for leased facilities, usage settlements, customer care and operational personnel, equipment maintenance and other operating expenses. Our gross margin was approximately 61% (excludes deferred carrier settlements) and 83% for the six months ended June 30, 2000 and 1999, respectively. This decrease in our gross margin between comparable periods is a direct result of our reciprocal compensation revenues as a percentage of total revenues decreasing over comparable periods and the initial transport expense associated with new geographic markets. SG&A expenses increased by $20.1 million, from $12.6 million during the six months ended June 30, 1999 to $32.7 million during the first half of 2000 as a result of our rapid expansion into new markets and the rollout of our FIX platforms. In addition, our overall customer service, network operations, and SG&A expenses increased between comparable periods due to a corresponding increase in our employee base of 517 employees.

  Depreciation and amortization increased from $9.0 million to $23.1 million in the comparative six-month periods. This increase of $14.1 million is a result of our expansion into an additional six new markets, to a total of 19 markets in operation as of June 30, 2000.

  Interest income increased from $2.5 million in the first half of 1999, to $12.2 million in the comparable period of 2000. This $9.7 million increase is primarily due to our cash, cash equivalents, and short-term investments increasing from $104.8 million at June 30, 1999 to $342.0 million at June 30, 2000 due to the receipt of approximately $137.0 million in net proceeds from our initial public offering that was completed in August 1999 and the receipt of $265.7 million in net proceeds from our 11 7/8% senior notes ("2000 Notes") offering completed in January 2000. Interest expense increased from $11.3 million in the first half of 1999 to $26.8 million in the first half of 2000. This $15.5 million net increase is due to an additional $16.6 million of interest expense charged relating to our outstanding notes and $2.0 million of interest expense related to our secured equipment term loan and our capital lease obligation for dark fiber transport capacity, which was partially offset by interest capitalized during the first half of 2000 totaling $3.1 million.

Liquidity and Capital Resources

  During the second quarter of 2000 we launched service in Cleveland, our 19th market and we expect to complete our original 20-market plan by the end of the third quarter of 2000. We intend to continue to increase our coverage of major U.S. cities by expanding our services to another four markets in 2001. Our business plan requires that we expand our existing networks and services, deploy our own fiber capacity in a majority of our markets, construct our FIX platforms and expanded colocation centers, and fund our initial operating losses. We will require significant capital to fund the purchase and installation of voice and data switches, routers, equipment, infrastructure and fiber facilities and/or long-term rights to use fiber transport capacity. The implementation of this plan requires significant capital expenditures, a substantial portion of which will be incurred before significant related revenues from our new markets are expected to be realized. These expenditures, together with associated early operating expenses, may result in our having substantial negative operating cash flow and substantial net operating losses for the foreseeable future, including the remainder of 2000 and 2001. Although we believe that our cost estimates and the scope and timing of our build-out are reasonable, we cannot assure you that actual costs or the timing of the expenditures, or that the scope and timing of our build-out, will be consistent with current estimates.

  Our capital expenditures were approximately $129.2 million for the first half of 2000, primarily reflecting capital spending for the build-out of our additional markets and the roll-out of new services. We estimate that our capital expenditures in connection with our current business plan will be approximately $300 million for 2000 and approximately $305 million for 2001. The 2000 capital expenditures are expected to be made primarily for the build-out of additional markets, the expansion of our existing markets, the roll-out of new services, including managed high-speed Internet access, colocation and peering services, and the purchase of local dark fiber transport capacity in a majority of our markets. We estimate that approximately 95% of our total expenditures through 2001 will be for network expansion, rather than for operating losses.

  Net cash provided by operating activities for the first half of 2000 was $20.6 million, an increase of $8.3 million from the same period in 1999. This increase is primarily the result of a $14.2 million increase in depreciation and amortization, a $34.3 million increase in accounts payable and accrued liabilities, and an additional $1.3 million of amortization of discount on our 2000 and 1998 Notes, which was offset by additional net losses of $40.2 million. Net cash used in investing activities was $131.2 million for the first half of 2000 compared to $70.6 million in the first half of 1999. This increase of $60.6 million is primarily the result of our expansion into six new markets and the build-out of our FIX platforms, which resulted in capital expenditures that exceeded the first half of 1999 by $69.2 million. Net cash provided by financing activities for the first half of 2000 was $261.6 million, an increase of $243.0 million from the first half of 1999. This increase is primarily due to the $265.7 million in net proceeds received from the issuance of our 2000 Notes.

  On February 18, 1998, we received $150 million in gross proceeds from the sale of our 1998 Notes. The 1998 Notes will accrete to an aggregate stated principal amount of $270 million by February 15, 2003. As of June 30, 2000, the principal amount of the 1998 Notes had accreted to approximately $198.1 million. No interest is payable on the 1998 Notes prior to August 15, 2003. Thereafter, cash interest will be payable semiannually on

August 15 and February 15 of each year. On August 2, 1999, we raised net proceeds of approximately $137 million in our initial public offering in which we sold 11,442,500 shares of our common stock at a price of $13 per share, which includes the underwriter's exercise of their over-allotment option to purchase 1,492,500 common shares at $13 per share. On January 12, 2000, we received approximately $265.7 million in net proceeds from our 2000 Notes offering. The 2000 Notes interest payment dates are July 15 and January 15, commencing July 15, 2000. During July 2000, we paid $16.6 million in interest to the 2000 Note holders.

  We currently have a commitment for a $300 million senior secured credit facility (the "Facility"). We expect to close this Facility in August 2000.

  We have historically incurred net losses and have an accumulated deficit of $75.9 million as of June 30, 2000. The aggregate net proceeds totaling approximately $602.7 million that we received from the offering of our 1998 Notes, the August 1999 equity offering, the 2000 Notes and certain other financings, have funded a large portion of our operating losses and capital expenditures through June 30, 2000. We expect that our existing cash and investment balances of $342.0 million as of June 30, 2000, our anticipated Facility, and future cash flows that are expected to be provided from ongoing operations will be sufficient to fund our operations and capital expenditure requirements into the second quarter of 2002. Our expectations of our future capital requirements and cash flows from operations are based on current estimates. If our plans or assumptions change or prove to be inaccurate, we may be required to seek additional sources of capital or seek additional capital sooner than currently anticipated.

  Presently there is a labor stoppage at an ILEC that provides a portion of our transport facilities. If this labor stoppage continues for a prolonged period, our ability to install new customer lines and our financial results for the third quarter of 2000 could be negatively impacted.

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

                                                           As of June 30, 2000
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
                                                          ========      ===
   Fair Market Value..................................... $458,625
                                                          ========

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

  Not Applicable.

Item 3. Defaults Upon Senior Securities

  Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

  At the Annual Meeting of Shareholders held on June 15, 2000, the following proposals were adopted by the margins indicated.

  1. Election of Directors:

                                For             Against         Abstain         Non-Vote
      Joseph A. Beatty       54,553,637            0            88,680             0
      Todd A. Dagres         54,554,157            0            88,160             0
      Andrew E. Sinwell      54,554,896            0            87,421             0

  2. Approval of amendment to the Amended and Restated Certificate of Incorporation to increase the Authorized Capital Stock.

                     For                  Against              Abstain             Non-Vote
                  50,300,169             2,338,064             61,340              1,942,744

  3. Approval of amendment to the Focal Communications Corporation 1998 Equity and Performance Incentive Plan to increase the number of shares of common stock available for issuance from 1,768,000 to 12,050,000:

                     For                  Against              Abstain             Non-Vote
                  46,290,638             6,389,402             19,533              1,942,744

  4. Ratify the appointment of Arthur Andersen LLP as independent accountants.

                    For                     Against                 Abstain                 Non-Vote
                 54,626,184                 10,235                   5,898                     0

Item 5. Other Information

  Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

   Exhibit
   Number                 Exhibit Description                    Location
   -------                -------------------                 --------------
    3.1    Certificate of Amendment of Amended and Restated   Filed herewith
           Certificate of Incorporation
   27.1    Financial Data Schedule #                          Filed herewith

--------
 #Management contract or compensatory plan

  (b) Reports on Form 8-K

    None

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

                        Focal Communications Corporation

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Robert C. Taylor, Jr.        President, Chief Executive   August 14, 2000
______________________________________  Officer and (Authorized
        Robert C. Taylor, Jr.,          Officer)

         /s/ Joseph A. Beatty          Executive Vice President,    August 14, 2000
______________________________________  Chief Financial Officer
          Joseph A. Beatty,             and (Principal Financial
                                        Officer)

        /s/ Gregory J. Swanson         Controller (Principal        August 14, 2000
______________________________________  Accounting Officer)
         Gregory J. Swanson,

                                 EXHIBIT INDEX

      Exhibit
      Number             Exhibit Description                Location
      -------            -------------------                --------
      3.1      Certificate of Amendment of Amended and   Filed herewith
               Restated Certificate of Incorporation
     27.1      Financial Data Schedule                   Filed herewith