Form 10-Q
period 2000-09-30
FOCAL COMMUNICATIONS CORP
filed 2000-11-14
CIK 1059130

   As filed with the Securities and Exchange Commission on November 14, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or required for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

   The number of shares outstanding of the issuer's common stock, as of October 31, 2000:

                Common stock ($.01 par value) 61,384,204 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                             Page
                                                                             ----
 PART I--FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited).................................     4

         Condensed Consolidated Statements of Operations for the three and
          nine months ended September 30, 2000 and 1999...................     4

         Condensed Consolidated Balance Sheets as of September 30, 2000
          and December 31, 1999...........................................     5

         Condensed Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2000 and 1999........................     6

         Condensed Notes to Interim Consolidated Financial Statements.....     7

         Management's Discussion and Analysis of Financial Condition and
 Item 2.  Results of Operations ..........................................    13

 Item 3. Quantitative and Qualitative Disclosures About Market Risk ......    18

 PART II--OTHER INFORMATION

 Item 1. Legal Proceedings................................................    19

 Item 2. Changes in Securities and Use of Proceeds........................    19

 Item 3. Defaults Upon Senior Securities..................................    19

 Item 4. Submission of Matters to a Vote of Security Holders..............    19

 Item 5. Other Information................................................    19

 Item 6. Exhibits and Reports on Form 8-K.................................    19

 SIGNATURES................................................................  20

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

  . Receive full and timely payments from customers

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

  . Successfully provision digital subscriber line, or DSL services

                         Part I--Financial Information

Item 1. Financial Statements

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
        For the Three and Nine Months Ended September 30, 2000 and 1999
                (Dollars in thousands, except per share amounts)

                              For the three months       For the nine months
                               ended September 30        ended September 30
                             ------------------------  ------------------------
                                2000         1999         2000         1999
                             -----------  -----------  -----------  -----------
REVENUES:
  Data services............  $    40,573  $    26,339  $   115,401  $    70,550
  Telecom services ........       20,179        8,145       51,368       20,265
                             -----------  -----------  -----------  -----------
    Total revenues ........       60,752       34,484      166,769       90,815
                             -----------  -----------  -----------  -----------
EXPENSES:
  Network Expenses ........       23,947        8,400       63,648       17,837
  Selling, general and
   administrative..........       42,082       20,301      111,532       48,804
  Depreciation and
   amortization............       15,874        6,554       39,018       15,519
  Non-cash compensation
   expense ................        1,630        3,352        4,675        5,723
                             -----------  -----------  -----------  -----------
    Total operating
     expenses .............       83,533       38,607      218,873       87,883
                             -----------  -----------  -----------  -----------
OPERATING INCOME (LOSS) ...      (22,781)      (4,123)     (52,104)       2,932
                             -----------  -----------  -----------  -----------
OTHER INCOME (EXPENSE):
  Interest income .........        4,817        2,240       17,056        4,760
  Interest expense, net ...      (13,151)      (6,860)     (39,919)     (18,144)
  Other income, net .......          --           --           242          --
                             -----------  -----------  -----------  -----------
    Total other expense ...       (8,334)      (4,620)     (22,621)     (13,384)
                             -----------  -----------  -----------  -----------
LOSS BEFORE INCOME TAXES ..      (31,115)      (8,743)     (74,725)     (10,452)
INCOME TAX BENEFIT
 (EXPENSE) ................        1,643       (2,091)       3,043       (2,399)
                             -----------  -----------  -----------  -----------
NET LOSS...................  $   (29,472) $   (10,834) $   (71,682) $   (12,851)
                             ===========  ===========  ===========  ===========
BASIC AND DILUTED NET LOSS
 PER SHARE OF COMMON STOCK
 ..........................  $     (0.49) $     (0.20) $     (1.19) $     (0.27)
                             ===========  ===========  ===========  ===========
BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF SHARES
 OF COMMON STOCK
 OUTSTANDING ..............   60,504,463   53,295,805   60,321,464   47,134,241
                             ===========  ===========  ===========  ===========

    The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 As of September 30, 2000 and December 31, 1999
                  (Dollars in thousands, except share amounts)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                                                      (unaudited)
                       ASSETS
                       ------
CURRENT ASSETS:
  Cash and cash equivalents ........................   $ 189,515     $178,142
  Short-term investments ...........................      14,336       10,000
  Accounts receivable, net of allowance for doubtful
   accounts of $8,800 and $7,700 at September 30,
   2000 and December 31, 1999, respectively ........      52,545       27,247
  Other current assets .............................       8,490        4,543
                                                       ---------     --------
    Total current assets ...........................     264,886      219,932
                                                       ---------     --------
PROPERTY, PLANT and EQUIPMENT, at cost .............     453,006      224,470
  Less--Accumulated depreciation and amortization ..     (65,693)     (28,169)
                                                       ---------     --------
  Property, Plant and Equipment, net ...............     387,313      196,301
OTHER NONCURRENT ASSETS ............................      16,326        4,753
                                                       ---------     --------
                                                       $ 668,525     $420,986
                                                       =========     ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
  Accounts payable .................................   $  34,165     $ 15,324
  Accrued liabilities ..............................      15,864        7,560
  Current maturities of long-term debt .............       9,805        9,252
                                                       ---------     --------
    Total current liabilities ......................      59,834       32,136
                                                       ---------     --------
LONG-TERM DEBT, net of current maturities ..........     529,212      244,534
                                                       ---------     --------
OTHER NONCURRENT LIABILITIES .......................       2,499        1,829
                                                       ---------     --------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 100,000,000 shares
   authorized; 61,357,028 and 60,748,981 issued and
   outstanding at September 30, 2000 and December
   31, 1999, respectively...........................         614          607
  Additional paid-in capital .......................     183,060      177,535
  Deferred compensation ............................      (1,276)      (1,919)
  Accumulated deficit ..............................    (105,418)     (33,736)
                                                       ---------     --------
    Total stockholders' equity .....................      76,980      142,487
                                                       ---------     --------
                                                       $ 668,525     $420,986
                                                       =========     ========

    The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
             For the Nine Months Ended September 30, 2000 and 1999
                             (Dollars in thousands)

                                                          For the nine months
                                                          ended September 30
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................... $ (71,682) $ (12,851)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities--
    Depreciation and amortization........................    39,018     15,519
    Non-cash compensation expense........................     4,675      5,723
    Gain on sale of investment in affiliate..............      (199)       --
    Amortization of obligation under capital lease.......     1,720        531
    Amortization of discount on senior notes.............    17,354     15,304
    Provision for losses on accounts receivable .........     5,982      4,911
    Changes in operating assets and liabilities
      Accounts receivable ...............................   (31,280)   (16,158)
      Other current assets ..............................    (3,947)    (1,906)
      Accounts payable and accrued liabilities ..........    27,145      4,556
      Other noncurrent assets and liabilities, net ......       759        682
                                                          ---------  ---------
        Net cash (used in) provided by operating
         activities......................................   (10,455)    16,311
                                                          ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................  (227,653)   (94,222)
  Change in short-term investments.......................    (4,336)   (14,353)
                                                          ---------  ---------
        Net cash used in investing activities............  (231,989)  (108,575)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred debt issuance costs...........................   (13,840)      (253)
  Proceeds from issuance of long-term debt...............   273,020     31,712
  Payments on long-term debt.............................    (6,863)    (3,696)
  Net proceeds from the issuance of common stock ........     1,500    138,145
                                                          ---------  ---------
        Net cash provided by financing activities .......   253,817    165,908
                                                          ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS................    11,373     73,644
CASH AND CASH EQUIVALENTS, beginning of period...........   178,142    126,041
                                                          ---------  ---------
CASH AND CASH EQUIVALENTS, end of period................. $ 189,515  $ 199,685
                                                          =========  =========

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

   Property, plant and equipment consists of the following:

                               September 30, December 31,
                                   2000          1999
                               ------------- ------------
                                (Unaudited)
   Building and
    improvements.............    $  8,444      $  8,365
   Network Equipment.........     189,999       106,723
   Computer equipment........      26,409        11,646
   Leasehold improvements....      47,580        24,756
   Furniture and fixtures....       9,519         5,020
   Motor vehicles............         427           152
   Construction in progress..     149,711        46,891
   Assets under capital
    lease....................      20,917        20,917
                                 --------      --------
                                  453,006       224,470
   Less--Accumulated
    depreciation and
    amortization.............     (65,693)      (28,169)
                                 --------      --------
     Total...................    $387,313      $196,301
                                 ========      ========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4. Debt

   Long-term debt consists of the following:

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
                                                       (Unaudited)
12.125% senior discount notes due 2008, net of
 unamortized discount of $65,971 and $83,184 at
 September 30, 2000 and December 31, 1999,
 respectively.......................................    $ 204,029     $186,816
11.875% senior notes due 2010, net of unamortized
 discount of $1,839 at September 30, 2000 and
 December 31, 1999, respectively....................      273,161          --
Secured equipment term loan, maximum borrowing level
 at $50,000.........................................       37,725       44,214
Obligation under capital lease......................       23,713       21,994
Term loan payable in monthly installments through
 June 2001 at an interest rate of 6.5%..............          389          762
                                                        ---------     --------
                                                          539,017      253,786
Less--current maturities............................       (9,805)      (9,252)
                                                        ---------     --------
  Total.............................................    $ 529,212     $244,534
                                                        =========     ========

   Aggregate maturities of long-term debt outstanding as of September 30, 2000, are as follows:

      2000............................................................. $  2,389
      2001.............................................................    9,912
      2002.............................................................   10,638
      2003.............................................................   11,728
      2004.............................................................    3,447
      Thereafter.......................................................  500,903
                                                                        --------
        Total.......................................................... $539,017
                                                                        ========

   On January 12, 2000, we received net proceeds of approximately $265,700 from the issuance of our $275,000 11 7/8% senior notes due 2010 ("2000 Notes"). The 2000 Notes bear interest at a rate of 11.875% per annum payable in cash on July 15 and January 15, commencing July 15, 2000. The 2000 Notes are not secured by any of our assets and rank equally in right of payment with all our unsubordinated and unsecured indebtedness. The 2000 Notes are senior in right of payment to all of our future subordinated indebtedness. We may elect to redeem all or part of the 2000 Notes at any time from time to time, on or after January 15, 2005 at specified redemption prices. In addition, at any time and from time to time prior to January 15, 2003 we may redeem in the aggregate up to 35% of the initially outstanding aggregate principal amount of the 2000 Notes with the proceeds from one or more registered underwritten primary public offerings of common stock at a price of 111.875% of the principal amount of the 2000 Notes so long as at least 65% of the original aggregate principal amount of the 2000 Notes remains outstanding after each redemption.

   On August 25, 2000, we completed our $300,000 Senior Secured Credit Facility (the Credit Facility). The Credit Facility consists of a seven year $150,000 revolving credit facility and a seven year $150,000 delayed draw term loan facility. The Credit Facility will be available, subject to certain financial and operating terms and conditions, and is intended to provide purchase money financing for the construction, acquisition, or improvements of telecommunications assets. The interest on amounts drawn is variable based on our leverage

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES ratio, as defined in the Credit Facility. The initial commitment fee on the unused portion of the Credit Facility is 1.5% and will step down based on usage. We have not drawn down against the Credit Facility as of September 30, 2000.

5. Loss Per Share

   We compute basic earnings per common share based on the weighted average number of shares of common stock outstanding for the period. This calculation excludes certain unvested shares of common stock held by our executives. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options and unvested shares of common stock. Since the adjustments required for the calculation of diluted weighted average common shares outstanding are anti-dilutive for the three and nine months ended September 30, 2000 and 1999, this calculation has been excluded from the net loss per share calculation. Our basic and diluted weighted average number of shares outstanding for the three and nine months ended September 30, 2000 and 1999 were as follows:

                              Three         Three         Nine          Nine
                          Months Ended  Months Ended  Months Ended  Months Ended
                          September 30, September 30, September 30, September 30,
                              2000          1999          2000          1999
                          ------------- ------------- ------------- -------------
Basic weighted average
 number of common shares
 outstanding............   60,504,463    53,295,805    60,321,464    47,134,241
Dilutive stock options
 and unvested common
 shares.................    5,155,074     7,651,104     4,958,280     6,712,077
                           ----------    ----------    ----------    ----------
Dilutive weighted
 average number of
 common shares
 outstanding............   65,659,537    60,946,909    65,279,744    53,846,318
                           ----------    ----------    ----------    ----------

6. Commitments and Contingencies

   Under the terms of various short- and long-term contracts and agreements, we are obligated to make payments for office rents and for leasing components of our communications network through 2019. The office rent contracts provide for certain scheduled increases and for possible escalation of basic rentals based on a change in the cost of living or on other factors. We expect to enter into other contracts for additional components of our network, office space, other facilities, equipment and maintenance services.

   A summary of such fixed commitments at September 30, 2000 is as follows:

      Year                                                               Amount
      ----                                                              --------
      2000............................................................. $ 12,368
      2001.............................................................   30,046
      2002.............................................................   32,440
      2003.............................................................   32,195
      2004.............................................................   24,514
      Thereafter.......................................................  110,318
                                                                        --------
        Total.......................................................... $241,881
                                                                        ========

   Rent expense under operating leases for office rent and for leasing components of our network was approximately $3,435 and $8,237 and $1,310 and $ 3,813 for the three and nine months ended September 30, 2000 and 1999, respectively.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

   The following summarizes option activity:

                                                                       Weighted
                                              Shares of                Average
                                               Common      Exercise    Exercise
                                                Stock       Prices      Price
                                              ---------  ------------- --------
Outstanding at December 31, 1999............  6,353,820  $ 0.58-$25.00  $ 4.14
Activity for the nine months ended September
 30, 2000:
  Options Granted...........................  4,393,341   26.25- 45.06   33.33
  Options Exercised.........................   (633,047)   0.58-  4.32    2.53
  Options Canceled..........................   (498,235)   0.67- 45.06   21.21
                                              ---------  -------------  ------
  Outstanding at September 30, 2000.........  9,615,879   $0.58-$45.06  $16.70
                                              =========  =============  ======

   The following table summarizes information about fixed stock options outstanding at September 30, 2000:

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average   Weighted             Weighted
                                       Remaining  Average              Average
                            Options   Contractual Exercise   Options   Exercise
Range of Exercise Prices  Outstanding    Life      Price   Exercisable  Price
------------------------  ----------- ----------- -------- ----------- --------
At December 31, 1999.....  6,353,820      8.7      $ 4.14     943,023   $ 2.12
                           =========      ===      ======   =========   ======
$ 0.58-$ 4.51............  5,200,913      8.0        3.01   1,441,980     2.53
$22.53-$27.04............    955,218      9.1       25.89         --       --
$27.04-$31.54............  1,846,875      9.7       29.87      24,436    29.85
$31.54-$36.05............    375,300      9.7       32.46         --       --
$36.05-$45.06............  1,237,573      9.4       41.19         674    44.50
                           ---------      ---      ------   ---------   ------
At September 30, 2000....  9,615,879      8.7      $16.70   1,467,090   $ 3.01
                           =========      ===      ======   =========   ======

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

8. Segment Information

   We are organized primarily on the basis of strategic geographic operating segments that provide communications services in each respective geographic region. All of our geographic operating segments have been aggregated into one reportable segment as of and for the periods ended September 30, 2000 and 1999, and as of December 31, 1999.

   We view earnings before interest, income taxes, depreciation and amortization ("EBITDA") as the primary current measure of profit and loss in our industry segment. The following represents information about revenues, EBITDA (which excludes non-cash compensation), total assets and capital expenditures as of September 30, 2000 and December 31, 1999; and for the nine months ended September 30, 2000 and 1999:

                                                          Nine Months Ended
                                                     ---------------------------
                                                     September 30, September 30,
                                                         2000          1999
                                                     ------------- -------------
   Data services revenue............................   $115,401      $ 70,550
   Telecom services revenue.........................     51,368        20,265
                                                       --------      --------
   Total revenues...................................    166,769        90,815
   EBITDA...........................................   $(13,510)     $ 21,735
                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- -------------
   Total assets.....................................   $401,562      $202,324
   Capital expenditures.............................    227,653       128,550
                                                       ========      ========

   The following reconciles our total segment EBITDA to our consolidated net loss before income taxes for the nine months ended September 30, 2000 and 1999:

                                                      Nine months   Nine months
                                                         Ended         Ended
                                                     September 30, September 30,
                                                         2000          1999
                                                     ------------- -------------
   Total EBITDA for reportable segment..............   $(13,510)     $ 21,735
   Corporate EBITDA.................................      5,099         2,439
   Depreciation and amortization....................    (39,018)      (15,519)
   Interest expense, net............................    (39,919)      (18,144)
   Interest income..................................     17,056         4,760
   Other income, net................................        242           --
   Non-cash compensation............................     (4,675)       (5,723)
                                                       --------      --------
     Net loss before income taxes...................   $(74,725)     $(10,452)
                                                       ========      ========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   The following reconciles our total segment assets to our consolidated total assets as of September 30, 2000 and December 31, 1999:

                                                   September 30, December 31,
                                                       2000          1999
                                                   ------------- -------------
   Total assets for reportable segment............   $401,562      $202,324
   Cash and short-term investments................    203,851       188,142
   Other current assets...........................      5,442         3,745
   Property, plant and equipment, net.............     41,344        22,022
   Other noncurrent assets........................     16,326         4,753
                                                     --------      --------
     Total consolidated assets....................   $668,525      $420,986
                                                     ========      ========

   We currently operate solely in the United States. We have no customers that accounted for more than 10% of our revenues during the nine months ended
September 30, 2000 and 1999.

   Our relationships with Ameritech/SBC and Bell Atlantic/Verizon are mandatory, co-carrier relationships and are not that of a customer and supplier. Nevertheless, these carriers are shown here due to their contribution to our revenues for the nine months ended September 30, 2000 and 1999.

                                                    Nine months   Nine months
                                                       Ended         Ended
                                                   September 30, September 30,
                                                       2000          1999
                                                   ------------- -------------
   Revenue contribution from Ameritech/SBC........    $40,673       $43,362
   Revenue contribution from Bell
    Atlantic/Verizon..............................    $26,805       $18,293

9. Subsequent Event

   We established the Focal Communications Corporation 2000 Employee Stock Purchase Plan ("the Plan") effective October 1, 2000. The Plan is intended to give employees a convenient means of purchasing shares of Focal Common Stock through payroll deductions. Each participating employee's contributions will be used to purchase shares for the employee's share account as promptly as practicable after each six month enrollment period. The cost per share will be 85% of the lower of the closing price of Focal's Common Stock on the Nasdaq National Market on the first or last day of the six month enrollment period. We have reserved 375,000 shares for issuance under the Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   General. Focal provides data and telecom services to large, communications-intensive users in major cities. During the third quarter of 2000 we launched service in Minneapolis, our 20th market. We have completed our original 20 market plan which encompasses a total of 49 metropolitan statistical areas, or MSAs. We plan to have four additional markets turn up in 2001, which will allow us to serve 24 markets, or 56 MSAs, by the end of 2001. As of September 30, 2000, we had sold 427,641 access lines, of which 365,016 were installed and in service.

   In April, we announced a suite of Internet infrastructure services designed to improve Internet performance. These leading edge services include managed high-speed Internet access, colocation and private peering services. In preparation for the rollout of these services, we began the deployment of Focal Internet eXchange platforms in a number of our markets. We recently launched commercial service in our Chicago market during the third quarter and turned up our second Internet eXchange in our Philadelphia market during October 2000. We expect to launch additional Focal Internet eXchanges across our 24 planned markets.

   We expect our continued expansion to result in continued negative operating cash flows and operating losses for a period of time. We expect to again produce positive operating cash flows during 2001 once these trends stabilize and operating activities in our newer markets are established and mature. If, however, these trends do not stabilize or our operating activities are not established or do not mature as expected, we may continue to sustain negative operating cash flows and net losses.

   Revenues. Data services revenue includes revenues from circuit switched lines sold to ISP customers, DSL, private line, colocation, and Internet infrastructure services. Telecom services revenue includes circuit switched lines sold to corporate and VAR customers. Our data and telecom services revenue is composed of monthly recurring charges, usage charges, and initial non-recurring charges. Monthly recurring charges include the fees paid by our customers for lines in service, additional features on those lines, and colocation space. Monthly recurring charges are derived only from end user customers. Usage charges consist of fees paid by end users for each call made, fees paid by the ILEC and other CLECs as reciprocal compensation, and access charges paid by the IXCs for long distance traffic that we originate and terminate. Non-recurring revenues are typically derived from fees charged to install new customer lines.

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

   Operating Expenses. Our operating expenses are categorized as network expenses, selling, general and administrative, depreciation and amortization, and non-cash compensation expense. Network expenses as a percentage of total revenues represented approximately 39% and 38% for the three and nine month periods ended September 30, 2000, respectively. Network expenses are composed of leased transport charges, the cost of leasing space in ILEC central offices for collocating our transmission equipment, the costs of leasing our nationwide Internet network, reciprocal compensation payments and the cost of completing local and long distance calls. Leased transport charges are the lease payments we make for the use of fiber transport facilities connecting our customers to our switches and for our connection to the ILECs' and other CLECs' networks. Our strategy of initially leasing rather than building our own fiber transport facilities has resulted in our cost of service being a significant component of total costs. To date, we have been successful in negotiating lease agreements that match the duration of our customer contracts, thereby allowing us to avoid the risk of incurring expenses associated with transport facilities that are not being used by revenue generating customers.

   Historically, leasing rather than building our transport network has resulted in capital expenditures which we believe are lower than those of CLECs of similar size that own their fiber networks. Our capital expenditures have been driven by customer service demands and projected near-term revenue streams from our established markets. In addition, we believe that the percentage of these "success-based" capital expenditures is higher than those of fiber-based CLECs. In contrast, we incur network expenses for leased facilities that are proportionately higher than those incurred by fiber-based CLECs. During 1999, we entered into a number of agreements to own fiber transport capacity and are operating our own fiber networks in seven of our markets with approximately 7,914 fiber miles in operation as of September 30, 2000. We expect to activate our remaining transport networks in other markets by the end of 2000.

   Selling, general and administrative expense ("SG&A") consists of network and customer care personnel costs, sales force compensation and promotional expenses as well as the cost of corporate activities related to regulatory, finance, human resources, legal, executive, and other administrative activities. We expect our sales expense to be lower as a percentage of revenue than that of our competitors because we have relatively high sales productivity associated with our strategy of serving communications-intensive customers. These customers generally utilize a large number of switched access lines relative to the average business customer, resulting in more revenue per sale. Further, fewer sales representatives are required to service the relatively smaller number of communications-intensive customers in a given region.

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

                                        2000                     1999
                             ----------------------------  ------------------
                              Third     Second    First     Fourth    Third
                             Quarter   Quarter   Quarter   Quarter   Quarter
                             --------  --------  --------  --------  --------
Data Services Revenue ($
 mil)....................... $ 40,573  $ 42,638  $ 32,190  $ 26,306  $ 26,339
Telecom Services Revenue ($
 mil)....................... $ 20,179  $ 18,050  $ 13,139  $  9,740  $  8,145
Switched Lines Sold to
 Date.......................  427,641   356,918   291,443   237,167   169,122
Switched Lines Installed to
 Date.......................  365,016   298,983   238,697   181,103   137,033
Estimated Data Lines (% of
 Installed Lines)...........       65%       68%       71%       72%       72%
Lines on Switch (%).........      100%      100%      100%      100%      100%
ILEC Switches
 Interconnected.............    1,823     1,677     1,447     1,209       948
ILEC Central Office
 Colocations in Service or
 Under Development..........      275       270       223       221       201
ILEC Central Office
 Colocations Market Ready...      127       --        --        --        --
Quarterly Minutes of Use
 (mil)......................    7,112     6,640     6,421     5,158     3,514
Markets in Operation........       20        19        18        16        14
Markets Under Development...        4         5         6         4         6
MSAs Served.................       49        48        47        40        38
MSAs Under Development......        7         8         9        10        12
Circuit Switches
 Operational................       19        16        14        12        10
Circuit Switches Under
 Development................        6         8         7         7         7
ATM Switches Deployed.......       22        16         6         2       --
Fiber Miles Operational.....    7,914     4,488       864       --        --
Focal Customer Colocation
 Space in Service (Sqr.
 Ft.).......................  107,201    80,096    73,840    70,105    53,478
Focal Customer Colocation
 Space Under Development
 (Sqr. Ft.).................   27,830    54,802    36,549    24,654    20,362
Capital Expenditures ($
 mil)....................... $     99  $     77  $     52  $     34  $     34
Employees...................    1,089       935       747       592       478
Sales Force(1)..............      180       166       124       116       105

--------
(1) Quota bearing sales professionals. Does not include sales engineers or customer support personnel.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

   Data services revenue increased 54% from the third quarter of 1999 to $40.6 million during the third quarter of 2000. Telecom services revenue increased 148% from the third quarter of 1999 to $20.2 million during the third quarter of 2000. This increase in data and telecom services revenue is primarily due to the generation of revenues from a number of new markets that went into operation subsequent to the third quarter of 1999 and from an increase in revenues from our more mature markets in the third quarter of 2000. In addition, we installed 10,227 and 25,522 more data and telecom services lines, respectively, during the third quarter of 2000 compared to the third quarter of 1999.

   Network expense totaled $23.9 million for the third quarter of 2000 compared to $8.4 million for the third quarter of 1999. This $15.5 million increase resulted from our rapid expansion into six new markets and related costs for leased facilities, and usage settlements. Our gross margin, which represents total revenues less network expenses was approximately 61% and 76% for the three months ended September 30, 2000 and 1999, respectively. This decrease in our gross margin between comparable periods is a direct result of our effective reciprocal compensation per minute of use rate having declined between periods. SG&A expenses increased by $21.8 million, from $20.3 million during the three months ended September 30, 1999 to $42.1 million during the third quarter of 2000. This increase is the result of our rapid expansion into six new markets and the rollout of our Focal Internet eXchanges platforms. In addition, our overall SG&A expenses increased between comparable periods due to a corresponding increase in our employee base of 611 employees.

   Depreciation and amortization increased from $6.6 million to $15.9 million in the comparative three-month periods. This increase of $9.3 million is a result of our expansion into an additional six new markets, to a total of 20 markets in operation as of September 30, 2000.

   Interest income increased from $2.2 million in the third quarter of 1999, to $4.8 million in the comparable period of 2000. This $2.6 million increase is primarily due to the receipt of $265.7 million in net proceeds from our 11 7/8% senior notes ("2000 Notes") offering completed in January 2000. Interest expense increased from $6.9 million in the third quarter of 1999 to $13.1 million in the third quarter of 2000. This $6.2 million net increase is due to an additional $9.2 million of interest expense charged relating to our outstanding notes and Credit Facility which was partially offset by interest capitalized during the third quarter of 2000 totaling $3.0 million.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

   Our data services revenue increased 64% for the nine months ended September 30, 2000 to $115.4 million. Telecom services revenue increased 153% to $51.4 million for the nine months ended September 30, 2000. This increase in our data and telecom services revenue is primarily due to the generation of revenues from a number of new markets that went into operation subsequent to the third quarter of 1999 and from an increase in revenues from our more mature markets. In addition, we installed 44,451 and 54,440 more data and telecom services lines, respectively, during the first nine months of 2000 compared to the first nine months of 1999.

   Network expense totaled $63.6 million for the nine months ended September 30, 2000 compared to $17.8 million for the nine months ended September 30, 1999. This $45.8 million increase resulted from our rapid expansion into six new markets and related costs for network expenses, SG&A and other operating expenses. Our gross margin was approximately 62% and 80% for the nine months ended September 30, 2000 and 1999, respectively. This decrease in our gross margin between comparable periods is a direct result of our effective reciprocal compensation per minute of use rate having declined between periods. Our gross margin was 60% for the nine months ended September 30, 2000 after excluding a second quarter adjustment for the recognition of $1.5 million in telecom services revenue and $4.9 million in data services revenue for deferred carrier settlements. SG&A expenses increased by $62.7 million, from $48.8 million during the nine months ended September 30, 1999 to $111.5 million during the nine month ended September 30, 2000. This increase is the result of our rapid expansion into six new markets and the rollout of our Focal Internet eXchange platforms. In addition, our overall SG&A expenses increased between comparable periods due to a corresponding increase in our employee base of 611 employees.

   Depreciation and amortization increased from $15.5 million to $39.0 million in the comparative nine-month periods. This increase of $23.5 million is a result of our expansion into an additional six new markets, to a total of 20 markets in operation as of September 30, 2000.

   Interest income increased from $4.8 million for the nine months ended September 30, 1999, to $17.1 million in the comparable period of 2000. This $12.3 million increase is primarily due to the receipt of $265.7 million in net proceeds from our 11 7/8% senior notes ("2000 Notes") offering completed in January 2000. Interest expense increased from $18.1 million in the nine months ended September 30, 1999 to $40.0 million for the nine months ended September 30, 2000. This $21.9 million net increase is due to an additional $25.8 million of interest expense charged relating to our outstanding notes and Credit Facility and $2.2 million of interest expense related to our secured equipment term loan and our capital lease obligation for dark fiber transport capacity, which was partially offset by interest capitalized during the nine month period ended September 30, 2000 totaling $6.1 million.

Liquidity and Capital Resources

   Our current business plan anticipates that we expand our existing networks and services, expand into four new markets in 2001, deploy our own fiber capacity in a majority of our markets, construct 36 Focal Internet eXchange platforms across our 24 planned markets, construct expanded colocation centers, and fund operating losses. We will require significant capital to fund this plan including the purchase and installation of voice and data switches, routers, equipment, infrastructure and fiber facilities and/or long-term rights to use fiber transport capacity. The implementation of this plan requires significant capital expenditures, a substantial portion of which will be incurred before significant related revenues from our new markets are expected to be realized. These expenditures, together with associated early operating expenses, may result in our having substantial negative operating cash flow and substantial net operating losses for the foreseeable future, including the remainder of 2000 and 2001. Although we believe that our cost estimates and the scope and timing of our build-out are reasonable, we cannot assure you that actual costs or the timing of the expenditures, or that the scope and timing of our build-out, will be consistent with current estimates.

   Our capital expenditures were approximately $227.7 million for the nine months ended September 30, 2000 primarily reflecting capital spending for the build-out of our additional markets and the roll-out of new services. We estimate that our capital expenditures in connection with our current business plan will be approximately $300 million for 2000 and approximately $150-$300 million in 2001. These estimated capital expenditures are expected to be made primarily for the build-out of additional markets, the construction of Focal Internet eXchange platforms, the expansion of our existing markets, the roll-out of new services, including managed high-speed Internet access, colocation and peering services, and the activation of local dark fiber transport capacity in a number of our markets. We estimate that the majority of our total expenditures through 2001 will be for network expansion, rather than for operating losses.

   Net cash used in operating activities for the nine months ended September 30, 2000 was $10.5 million, a decrease of $26.8 million from the same period in 1999. This decrease is primarily the result of an increased net loss of $58.8 million which was partially offset by a $22.6 million increase in accounts payable and accrued liabilities and a $23.5 million increase in depreciation. Net cash used in investing activities was $232.0 million for the nine months ended September 30, 2000 compared to $108.6 million for the comparable period in 1999. This increase of $123.4 million is primarily the result of our expansion into six new markets and the build-out of our Focal Internet eXchange platforms, which resulted in capital expenditures that exceeded the nine months ended September 30, 1999 by $133.4 million. Net cash provided by financing activities for the nine months ended September 30, 2000 was $253.8 million, an increase of $87.9 million for the comparable period of 1999. This increase is primarily due to the $265.7 million in net proceeds received from the issuance of our 2000 Notes.

   On February 18, 1998, we received $150 million in gross proceeds from the sale of our 1998 Notes. The 1998 Notes will accrete to an aggregate stated principal amount of $270 million by February 15, 2003. As of September 30, 2000, the principal amount of the 1998 Notes had accreted to approximately $204.0 million. No interest is payable on the 1998 Notes prior to August 15, 2003. Thereafter, cash interest will be payable semiannually on August 15 and February 15 of each year. On August 2, 1999, we raised net proceeds of approximately $137 million in our initial public offering in which we sold 11,442,500 shares of our common stock at a price of $13 per share, which includes the underwriter's exercise of their over-allotment option to purchase 1,492,500 common shares at $13 per share. On January 12, 2000, we received approximately $265.7 million in net proceeds from our 2000 Notes offering. The 2000 Notes interest payment dates are July 15 and January 15, commencing July 15, 2000. During July 2000, we paid $16.6 million in interest to the 2000 Note holders.

   On August 25, 2000, we completed our $300 million Senior Secured Credit Facility (the Credit Facility). The Credit Facility consists of a seven year $150 million revolving credit facility and a seven year $150 million delayed draw term loan facility. The Credit Facility will be available, subject to certain financial and operating terms and conditions, and is intended to provide purchase money financing for the construction, acquisition, or improvements of telecommunications assets. The interest on amounts drawn is variable based on our leverage ratio, as defined in our Credit Facility. The initial commitment fee on the unused portion of the Credit Facility is 1.5% and will step down based on usage. We have not drawn down against the Credit Facility as of September 30, 2000.

   We have historically incurred net losses and have an accumulated deficit of $105.4 million as of September 30, 2000. The aggregate net proceeds totaling approximately $602.7 million that we received from the offering of our 1998 Notes, the August 1999 equity offering, the 2000 Notes and certain other financings, have funded a large portion of our operating losses and capital expenditures through September 30, 2000. We expect that our existing cash and investment balances, Credit Facility, flexible "smart-build" success-based operating plans, and future cash flows (expected to be provided from ongoing operations) will be sufficient to fund our operations and capital expenditure requirements through the first quarter of 2002. Our expectations of our future capital requirements and cash flows from operations are based on current estimates. If our plans or assumptions change or prove to be inaccurate, we may be required to seek additional sources of capital, seek additional capital sooner than currently anticipated, or modify our expansion plans.

   The discussions under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. These statements are subject to a number of risks and uncertainties that could cause actual results to differ substantially from our projections. See "Information Regarding Forward-looking Statements" on page 3 of this report.

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

                                                           As of September 30,
                                                                   2000
                                                          ----------------------
                                                           Fixed      Average
                                                          -------- -------------
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
                                                          ========      ===
   Fair Market Value..................................... $354,950
                                                          ========

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

   Not applicable

Item 5. Other Information

   Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

 Exhibit
 Number  Exhibit Description                                        Location
 ------- -------------------                                        --------
  4.1    Form of Non-Qualified Stock Option Agreement for        Filed herewith
         Certain Members of Senior Management

  4.2    Amendment No. 2 to Registration Agreement               Filed herewith

  4.3    Tag Along Agreement                                     Filed Herewith

 10.1    $300 million Senior Secured Credit Facility Agreement   Filed herewith

 27.1    Financial Data Schedule #                               Filed herewith

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

                        Focal Communications Corporation

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ ROBERT C. TAYLOR, JR        President, Chief Executive  November 14, 2000
 . ____________________________________  Officer and (Authorized
        Robert C. Taylor, JR.           Officer)

         /s/ JOSEPH A. BEATTY          Executive Vice President,   November 14, 2000
______________________________________  Chief Financial Officer
           Joseph A. Beatty             and (Principal Financial
                                        Officer)

        /s/ GREGORY J. SWANSON         Controller (Principal       November 14, 2000
______________________________________  Accounting Officer)
          Gregory J. Swanson

                                 EXHIBIT INDEX

 Exhibit
 Number  Exhibit Description                                        Location
 ------- -------------------                                        --------
  4.1    Form of Non-Qualified Stock Option Agreement for        Filed Herewith
         Certain Members of Certain Members of Senior
         Management

  4.2    Amendment No. 2 to Registration Agreement               Filed Herewith

  4.3    Tag Along Agreement                                     Filed Herewith

 10.1    $300 Million Senior Secured Credit Facility Agreement   Filed Herewith

 27.1    Financial Data Schedule                                 Filed herewith