Form 10-K
period 2000-12-31
FOCAL COMMUNICATIONS CORP
filed 2001-03-30
CIK 1059130

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

                  For the fiscal year ended December 31, 2000

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Based on the closing sales price on the Nasdaq National Market on February 28, 2001 of $12.8125, the aggregate market value of our voting stock held by non-affiliates on such date was approximately $382,153,082. Shares of common stock held by each director and executive officer and by each person who owns or may be deemed to own 10% or more of our outstanding common stock have been excluded, since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of that date, Focal Communications Corporation had 61,537,117 shares of common stock issued and outstanding.

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

Introduction

   We are a national broadband communications provider that offers voice, data, and Internet infrastructure services to large communications-intensive users in major cities. We began operations in 1996, initiated service first in May 1997 and as of December 31, 2000 offered services in the following 20 markets:

      Atlanta            Houston                           Orange County, California
      Boston             Los Angeles                       Philadelphia
      Chicago            Minneapolis                       San Francisco
      Cleveland          New York                          San Jose
      Dallas             Northern New Jersey               Seattle
      Detroit            Northern Virginia                 Washington, D.C.
      Fort Worth         Oakland

   As part of our expansion, we plan to offer services in four additional markets in 2001.

   When we complete our expansion, the 24 markets in service will encompass a total of 56 metropolitan statistical areas. As of December 31, 2000, we had 435,272 lines installed and in service. This compares to 181,103 lines installed and in service as of December 31, 1999.

   Our primary objective is to become the provider of choice to communications-intensive customers in our target markets for voice, data and Internet infrastructure services. Our sales and marketing efforts principally target Fortune 1000 companies and we had successfully penetrated approximately 40% of the Fortune 100 as of December 31, 2000. We also provide services to many of the leading network service providers in the nation.

   We compete primarily on diversity, reliability, service, and price. Our primary competition is the Incumbent Local Exchange Carrier ("ILEC").

   Our customers tend to be the largest, most sophisticated communications users in the country. We meet their demanding needs through our unique network architecture, the experience of our operations team, and our award winning back office systems. The superior performance of our network stems, in part, to our extensive interconnections with the ILEC in each of our markets. As of December 31, 2000, we had approximately 2,000 interconnections points. Our customers recognize the advantages of this design in assuring them the high throughput they need.

   Most of our revenue is derived from the provision of switched voice and data services. Our customers have also asked for Internet access services that are as reliable as our local dial tone. To meet this demand, we launched a suite of services in 2000 based on a high speed Internet switching platform called the Focal Internet eXchange. These services take advantage of our current infrastructure and customer base to provide dedicated Internet access, colocation and private peering. These services are primarily targeted to both corporate accounts and network service providers.

   We believe we were the first communications provider to employ the "smart-build" approach to network design. As such, we own and operate our switches, and initially lease, rather than own, transport capacity. As our customer traffic increases, it becomes economically attractive to own transport capacity in select markets. Accordingly, we signed agreements to acquire 9,730 local fiber transport miles in nine cities as of December 31, 2000. To support our service offerings, we have also leased approximately 23,000 DS-3 miles of long haul fiber transport capacity connecting each of our markets. Using these facilities, we are developing a nationwide ATM network to carry voice and data traffic.

Market Potential

   We believe communications-intensive users in large metropolitan markets are not adequately supplied with highly reliable, local voice and data services. We also believe that these types of users will increasingly demand diversity in communications providers. As a result, we have chosen to initially do business only in large metropolitan markets with a high concentration of communications-intensive customers. We select our target geographical markets using several criteria:

  .  Sufficient market size

  .  Supportive state regulatory environment

  . The existence of multiple fiber transport providers with extensive networks

   We currently offer circuit-switched voice and data services, packet-switched data services, and high-speed Internet services. We believe the market potential in our target markets for these services is substantial.

   The table below summarizes estimates from our market study regarding our current and planned markets. You should be aware that, with the exception of the "Operational Markets," the launch period shown in the second column is our current estimate of when we will begin providing services in our planned markets. These estimates are subject to change based upon numerous factors, including timely performance by third party suppliers and receipt of required regulatory approvals. You should also be aware that the markets targeted for launch in 2001 are preliminary and each may be replaced by other markets.

                                                           Estimated Addressable
                                                            2000 Market Data(1)
                                                           ---------------------
                                                            Number of Business
                                                              and Residential
                                          Launch Period    Switched Access Lines
                                       ------------------- ---------------------
                                                              (in thousands)
Operational Markets:
Chicago, IL...........................            May 1997         5,762
New York, NY..........................        January 1998         8,063
Philadelphia, PA......................      September 1998         2,795
San Francisco, CA.....................      September 1998         1,631
San Jose, CA..........................      September 1998         1,359
Oakland, CA...........................      September 1998         1,880
Washington, D.C.......................       December 1998         4,257(2)
Northern Virginia, VA.................       December 1998            --
Los Angeles, CA.......................       December 1998         6,281
Orange County, CA.....................       December 1998         4,131
Northern New Jersey...................        January 1999         4,804
Boston, MA............................        January 1999         4,300
Detroit, MI...........................           June 1999         3,553
Seattle, WA...........................      September 1999         2,272
Dallas, TX............................       December 1999         2,238
Fort Worth, TX........................       December 1999           998
Atlanta, GA...........................  First Quarter 2000         2,513
Houston, TX...........................  First Quarter 2000         2,927
Cleveland, OH......................... Second Quarter 2000         1,808
Minneapolis, MN.......................  Third Quarter 2000         1,700
                                                                  ------
Planned Markets:
Baltimore, MD.........................  First Quarter 2001         1,733
San Diego, CA......................... Second Quarter 2001         1,861
Miami, FL............................. Second Quarter 2001         3,048
St. Louis, MO.........................  Third Quarter 2001         1,745
                                                                  ------
  Total:..............................                            71,659
                                                                  ======

--------
(1) This addressable market data does not include information for non-switched data and voice services.
(2)  Data for Northern Virginia are included in the data for Washington, D.C.

Strategy

   Our objective is to become the provider of choice for broadband voice and data services to communication intensive users in our target markets. Our customer base already includes many leading companies such as:

  Akamai              Genuity            Motorola                Sony
  Compuserve          IBM                Nortel Networks         United
  Earthlink           Kraft              Sears                   Stationers
                                                                 Wyeth

   In total, Focal served approximately 40% of the Fortune 100 as of December 31, 2000.

   We believe that our success is based on our superior network reliability, customer service, and sales force among other factors. The majority of our sales people bring significant industry experience and long standing customer relationships to the Company. Our back office support systems have won numerous awards including CIO Magazine's Top 100, which recognizes the companies with the leading information systems in the country.

   Perhaps the best measure of customer satisfaction is our exceptional customer loyalty. We have had virtually zero customer related churn during the past several years. In fact, sales to the "same customer" grew by over 50% on a year over year basis. We also added a significant number of new customers during 2000 with the number of Telecom customers growing from 495 at the beginning of 2000 to 1,225 at the end of the year.

   Our primary source of competition is the ILEC usually a Regional Bell Operating Company ("RBOC"). In addition to the above strengths, we also differentiate Focal from the competition by offering customers the ability to manage their local service on a national basis much like they do their long distance services. Despite our success, we still have a very low share of the local telecommunications market in the cities we serve, providing us with significant growth opportunities for the future.

 Develop New Markets, Expand Geographic Coverage

   Our six most established markets, accounted for 68% of our installed lines and 75% of our revenue for the three months ended December 31, 2000. This means that the remaining 14 markets, 70% of our current markets, have tremendous growth potential as they develop and perform more like our older markets. In addition to developing these more recent markets, Focal plans to expand into four new Tier 1 markets in 2001. This will bring our total markets served to 24 and our metropolitan statistical areas served to 56. Our first customers in a new market are usually existing customers that we serve in other locations.

 Expand Service Offerings

   We have responded to our customers' requests for additional services by offering new services that build on and leverage our existing infrastructure. This strategy reduces our start-up costs and required capital investment. The best example of this strategy is our high speed Internet access services based on the Focal Internet eXchange which was launched in September of 2000. This suite of services includes dedicated Internet access, colocation, private peering, and managed modems. As a result of our network architecture, our Internet access service provides measurably better performance than competitive offerings. We believe our strong presence in both the corporate and network services markets makes us a natural aggregation point for content providers, aggregators, and end-users.

 Design a Capital-Efficient Network

   By utilizing the "smart-build" approach to network design we believe we have optimized our return on invested capital. We do this by initially leasing, rather than owning, fiber capacity, concentrating our capital expenditures on switching facilities and information systems and acquiring fiber transport capacity as the volume and demands of our customer traffic warrants. Because of increased customer traffic volume in some of our markets, we began acquiring our own fiber transport capacity in 1999. By continuing to use the "smart-build" approach to network and service deployment, we expect to reduce the time and money required to launch new markets and services, minimize the financial risk associated with underutilized networks and generate revenue and cash flow more quickly. We employ this same strategy for our suite of data services.

 Maximize Network Utilization

   We supplement our direct sales efforts with indirect sales to maximize the utilization of our network assets and systems infrastructure. To achieve this goal we actively utilize our VAR distribution channel. We provide services to VARs, such as managers of multi-dwelling units and companies that market bundled communications services to small- and medium-sized businesses. This enables us to increase the number of access lines served by our networks, driving network utilization. We also intend to pursue ways to maximize utilization rates for our Internet backbone. For example, we plan to sell unused upstream capacity to network service providers, content providers and application service providers as a way to maximize the utilization and efficiency of our network.

Networks

   We utilize Nortel DMS-500 SuperNode digital central office switches for our existing markets, and currently plan to deploy similar switches in our additional markets. As we add customers in a market, it has generally been most cost-effective for us to use leased fiber transport capacity to connect our customers to our network. We have initially leased local network trunking facilities from the ILECs and metropolitan network providers in each of our markets in order to connect our switches to major ILEC central offices serving the central business district and outlying areas of business concentrations. Given the large volume of traffic that we generally carry, we are able to negotiate favorable transport rates and still offer our customers redundancy and diversity. In addition, we have designed our networks to maximize call completion and significantly reduce the likelihood of blocked calls, which helps us satisfy the needs of our high-volume customers. This "smart-build" approach is possible because there are multiple vendors of local fiber transport facilities in each of our large metropolitan markets, both current and planned. Our switch-based, leased transport network architecture has allowed us to:

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

   We own a portion of our local transport capacity because of increased volumes of customer traffic between our switches and specific ILEC central offices in some of our markets. We are a party to agreements for the acquisition of local fiber transport capacity covering a combined minimum of 10,800 fiber miles. As of December 31, 2000, we had activated our transport network in nine cities, comprising 9,730 fiber miles.

   We have also employed a "smart-build" approach in developing our inter-city strategy. Initially, we resold long distance transmission service by buying minutes on a wholesale basis. We currently lease fiber optic transport capacity connecting our switches between each of our existing and planned markets that transports our calls from market to market over our own network and terminates the calls either directly at our customer's location or at the ILEC switch. For international calls, we have negotiated agreements with various international carriers for termination of our international calls throughout the world.

   To implement our inter-city network, we have signed agreements with a number of carriers under which we have leased approximately 23,000 DS-3 miles of transport capacity connecting each of our existing and planned markets. This inter-city, DS-3 backbone network will initially be based on time division multiplexing technology and then we will transition the inter-city backbone to ATM technology. We believe the use of ATM switches will provide greater flexibility in creating and managing both data and voice services over the same physical network. We are currently able to price inter-city calls that remain on our network as if they were local calls--a service we call FocaLINC.

   We are a party to a three year private line service agreement with MCI WorldCom providing for the lease of fiber transport capacity that will be used to connect our existing and planned markets. Under this agreement, we have agreed to pay total charges of at least $70 million for private line services, including existing private lines used within our markets to provide local service.

   In order to support high-speed access to corporate LANs, we began in 1999 to deploy DSL technology in our key markets. We have obtained colocation space from the ILECs and we are installing DSL access multiplexers, or DSLAMs, in colocation cages in ILEC central offices located in densely populated regions. We had 292 ILEC central office colocations in service or under development as of December 31, 2000. Once installed, the DSLAMs terminate into an ATM switch, which transports high-speed data from end-users to Focal's corporate customers. These customers then manage the flow of this traffic onto their corporate LANs.

   In connection with our data services, which include managed high-speed Internet access, colocation and peering services, we:

  . Built a new Internet platform, called a Focal Internet eXchange. Each Focal Internet eXchange consists of a state-of-the art, fully-redundant, powerful Internet routing and switching infrastructure that enables us to provide high quality Internet access services to our customers. The local facilities are monitored by a centralized data network operations center, staffed 24 hours a day, seven days a week, and supported by trained technical resources in the field.

  . Purchased transit services from multiple Tier-1 backbone providers in each of our markets. The transit services terminate in routers in our Focal Internet eXchanges, giving our customers direct access to multiple Internet backbones and allowing them to bypass congested, public interconnection points.

Products and Services

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

   Outbound Services. Our basic outbound services allow local and toll calls to be completed within a metropolitan region and long distance calls to be completed worldwide. This direct outward dial service is utilized by end-users in several ways. As a primary service, a customer uses Focal as a replacement for the ILEC in placing calls to destinations within the region. In our least cost routing application, a customer can utilize our service in conjunction with its existing ILEC service to route calls using whichever carrier is least expensive for that particular type of call or time of day.

   Other outbound applications include long distance overflow service in which we act as a backup to the customer's existing long distance carrier in order to optimize the number of direct, special access lines installed from the customer's premises to the long distance carrier's network.

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

 Data Services

   Access Services. Focal Virtual Office is designed to allow a corporate customer's employees to dial-in to the corporate customer's local area network using a telephone number in the employee's local calling area. This allows the employee to access the local area network for the price of a local call and enables our corporate customer to avoid the higher cost of maintaining region-wide 800 service for local area network access. In addition, our Virtual Office customers are able to use the Focal FinderTM service, an interactive tool placed on the customer's web site that automatically provides a telecommuting employee with the local calling number to be used for server access.

   Focal Multi-Exchange Service, a variant of the Focal Virtual Office service marketed to network service providers, allows an network service provider's customers to cost-effectively access the network service provider's remote access servers. The combination of the multi-exchange service capacity and our high level of customer care has resulted in strong demand for our Multi-Exchange Service.

   We are currently deploying DSL access services to provide high-speed, dedicated access to corporate LANs and the Internet. This service is being marketed to each of our targeted customer segments--large corporations, ISPs and VARs. DSL service is or will be available in a variety of speeds ranging from 144 kilobits per second to up to seven megabits per second. We believe DSL access service is a natural extension of the switched data services that we have provided since inception.

   We offer our customers the ability to colocate equipment in our switching centers. Equipment colocation benefits the customer by allowing it to inexpensively house its data equipment without having to maintain secure, environmentally controlled space. We also offer them equipment maintenance services. These services are particularly well-suited to our network service provider customers, who frequently operate remote access servers and routers in conjunction with our switched services. As of December 31, 2000, we had over 138,000 square feet of customer colocation space available or under development.

   Internet Services. As overall Internet usage has grown, it has placed tremendous demands on public networks and peering points. As traffic moves from one Internet backbone to another, it passes through a variety of interconnection points. Users frequently complain about delays, lost packets and other deterioration in service at these congested exchange points. At the same time, access speeds available to consumers and businesses continue to increase. New technology and faster modems are accelerating the speed at which users can access the Internet.

   With these greater access speeds and as more and more companies begin to distribute content and applications over the Internet, demand for larger-sized files and more complex applications has increased. As a result, reliable Internet network performance has become essential to businesses and consumers. Erratic performance and lengthy delays, once an acceptable norm, have become unacceptable. For most, this means that fast, reliable and stable delivery of content and applications will become the new standard.

   Our data services respond to the increased demand for high-speed Internet access and improved Internet content and services delivery. These services include managed high-speed Internet access, colocation and peering services. By building on our reputation as a premier provider of local access services data, we intend to expand the value proposition to our customers while satisfying their demand for additional data services.

   Our managed high-speed Internet access services are principally targeted to our corporate and network service provider customer segments. These services provide high-quality access optimally routed over multiple Tier-1 Internet backbone networks. We buy Internet transit services from multiple Tier-1 backbone providers, terminating those connections on our routers in our switching centers. We believe that our aggregation of different providers and control over these routers allows us to provide a higher quality of service than our customers could otherwise afford. The service allows direct access to the leading global backbones with private peering connections to reach most of the Internet's top destinations, with availability of other backbones in case of a network failure or outage. We expect that this solution will continue to reduce many of the problems, namely packet loss and latency, that slow Internet services today, and continue to provide faster download speeds and increased reliability.

   Our colocation services are targeted to customers who need to reach a high concentration of end-users. Following the installation of a Focal Internet eXchange, we will be able to offer an enhanced colocation environment to our customers. By colocating in a Focal facility, our colocation customers have the ability to improve the performance of content and application delivery by situating as close to the edge of the network as possible and reach customers of multiple network service providers from one location. Potential customers for this service include content replication and distribution services, streaming media hosting services, application service providers, unified messaging providers and companies providing downloads of software and other large files.

   We believe that our private peering points facilitate a more reliable exchange of traffic than is currently available. The current peering option for most of our network service provider customers is to exchange traffic at the public exchange points. These public exchange points are major bottlenecks in the transfer of data as congestion causes lost packets and delays. By managing a private peering environment for the exclusive use of our customers, we will be able to facilitate smoother exchanges of Internet traffic.

   While we expect that each of our Internet services will stand on its own, the services are highly complementary. We believe that we will attract colocation customers because we offer convenient access to end-users of multiple network service providers. We believe we will attract network service provider and corporate customers not only because of our more reliable connectivity services, but also because of the ready access to content and applications that our customers may host in our facilities.

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

   Diversity. Focal provides diversity to communications-intensive users by delivering highly reliable, local communications services as an alternative to the ILEC. This type of diversity already exists in other areas of communications services, such as long distance. Communications-intensive customers clearly embrace the benefits of diversity, particularly because redundancy minimizes the effects of facilities failures and maximizes competitive pricing. As a result, most of our target customers typically have multiple long distance providers, multiple equipment vendors and multiple local private-line providers. Because of our focused strategy, we believe that we are uniquely positioned to become the provider of choice for data and voice communications services for large, communications-intensive corporate users, VARs and network service providers. Our focused strategy is based on our ability to deliver the superior level of diverse, reliable and sophisticated services that our customers require.

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

   We conducted extensive research to identify the best hardware for the high-volume users that we serve. As a result of this research, we selected Nortel DMS-500 SuperNode central office switches, which we have engineered to reduce significantly the likelihood of blocked calls and to maximize call completion. As such, our customers are unlikely to find themselves unable to complete or receive calls due to limitations inherent in our switches. We typically connect to a large number of switches in the ILEC's network. As of December 31, 2000, we had connected to a total of 1,975 ILEC switches. We believe this is a competitive advantage because it increases call completion even if a portion of the ILEC's trunking network becomes blocked. We optimize the configuration of our network by implementing overflow routing between the ILEC's network and ours, where available. Because the customer base of the ILECs and other CLECs is not typically as communications-intensive as ours, we specifically engineered our network to accommodate traffic volumes per customer far in excess of that which the ILECs or other CLECs typically experience. We believe that our design is unique among ILECs and CLECs and is attractive to our target customer base of communications-intensive users. In addition, we enhance our reliability by delivering service from our switches to customers over multiple fiber transport systems.

   We have also implemented safeguards in our network design to maximize reliability. The DMS-500 SuperNode switch allows us to distribute customer traffic across multiple bays of equipment, thus minimizing the effects of any customer outage. In addition, these switches were engineered by Nortel Networks with fully redundant processors and memory in the event of a temporary failure. Similarly, we design our Focal Internet eXchanges to achieve high levels of reliability by connecting each Focal Internet eXchange to at least three Internet backbone providers and by building two levels of redundancy into our switching and routing infrastructure at each Focal Internet eXchange. Our disaster prevention strategy includes service from multiple power sources where available, on-site battery backup and diesel generator power at each switching facility to protect against failures of our electrical service.

   Sophistication. Our target customers are knowledgeable, sophisticated buyers of communications services that demand a high level of professionalism throughout a vendor's organization. We believe that the technical sophistication of our management and operations team has been a critical factor in our initial success and will continue to differentiate us from our competitors. Execution of our strategy of penetrating communications-intensive accounts requires a well-experienced team of sales professionals. As a result, attracting and retaining experienced sales professionals is important to our overall success. Our sales professionals' compensation is structured to retain these valuable employees through the grant of stock options and cash compensation incentives.

   We divide our direct sales force into four groups:

  .  The corporate services group

  .  The data services group

  .  The network solutions group

  .  The government services group

   The corporate services group is responsible for selling to large corporate users. Our sales strategy for these corporate customers is to initially complement the customer's service from the ILEC. After we build the service relationship, we anticipate increasing our overall penetration of the customer's local service. Over a period of time, we hope to dominate a corporate customer's local switched traffic. We emphasize the diversity, reliability and sophistication of our services in order to earn our place as the local provider of choice for our corporate customers.

   The data services group is responsible for selling to network services providers, DSL providers and other data carriers, including ISPs. We are able to offer several innovative services such as environmentally conditioned colocation space, virtually non-blocking switching, transport facilities, firm installation times and high speed Internet access services based on our Focal Internet eXchange.

   The network solutions group markets directly to VARs and other carriers by positioning us as a highly-reliable, responsive and cost-effective source of wholesale local communications services. We believe a wide array of communications service providers, including long distance companies, will seek to provide bundled communications services in the large metropolitan markets we target. We are well-positioned to be the provider of choice for re-bundled local service. Because we do not intend to directly distribute our services to residential or small- and medium-sized business customers, we believe that VARs and other carriers looking to purchase the local service portion of their bundled service offerings are more likely to purchase service from us rather than from other ILECs or CLECs that compete with them.

   The government services group is a dedicated group of telecommunications professionals focused solely on meeting the demanding needs of telecom-intensive government customers. Our teams are highly experienced in the communications industry and understand the special requirements of the government sector.

Information Systems

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

   We are enhancing our systems and procedures for operations support, order provisioning and other back office systems in order to facilitate and streamline the processing of large order volumes and customer service. These systems are required to enter, schedule, provision and track a customer's order from the point of sale to the installation and testing of service. The existing systems currently employed by most ILECs, CLECs and long distance carriers generally require multiple entries of customer information to accomplish order management, provisioning, switch administration and billing. This process is not only labor intensive, but it creates numerous opportunities for errors in provisioning service and billing, delays in installing orders, service interruptions, poor customer service, increased customer turnover and significant added expenses due to duplicated efforts and decreased customer satisfaction.

   We are currently using order management software to develop processes that allow us not only to enter customer orders onsite, via computer and/or over the Internet, but also to monitor the status of an order as it progresses through the service initiation process. This software supports the process by which we convert a customer to our network from the local exchange network of an ILEC or other carrier, including circuit design and work flow management.

   Electronic Bonding with ILECs. In an effort to make the initiation of service for a customer more efficient, we have electronically bonded with several ILECs and third party service providers. Electronic bonding has improved our productivity by decreasing the period between the time of sale and the time a customer's line is installed. Electronic bonding allows us to access data from the ILEC, submit service requests electronically, and more quickly attend to errors in the local service request form because an order is bounced back if the ILEC determines that there is a mistake. As a result, we expect to be able to eventually substantially reduce the time required to switch service to us. Electronic bonding should also enable us to improve our ability to provide better customer care since we will more readily be able to pinpoint problems with a customer's order.

   Electronic Bonding with Customers. We are also working toward the electronic bonding of that portion of the billing process in which we gather customer specific information, including their current service options, and the process of identifying and resolving customer service problems.

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

Significant Relationships

   We have no customers that accounted for more than 10% of our revenues during the three years ended December 31, 2000.

Competition

   Portions of our industry are highly competitive. We face a variety of existing and potential competitors, including:

  .  The ILECs in our current and target markets

  .  Other voice and data CLECs

  .  Long distance carriers

  . Potential market entrants, including cable television companies, VARs, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users

  .  Foreign carriers

  .  Internet infrastructure companies

   Our primary competitor in each of our existing and planned markets is the ILEC. Examples include BellSouth, Verizon, Qwest, and SBC. These ILECs are generally required to file their prices with the state regulatory agencies in their service areas. Any price changes must be reflected in these filings. The ILECs have also generally been given the flexibility to respond to competition with lower pricing. In most cases, proposals for lower pricing must also be filed with the state utility commissions and the pricing must be made available to similarly situated customers. We believe this provides a disincentive for the ILECs to significantly vary or discount prices even in competitive situations. However, as a CLEC, similar obligations apply to us. See "--Regulation--State Regulation."

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

   In addition to competition from ILECs, we also face competition from a growing number of other CLECs. Although CLECs overall have only captured approximately 5% of total revenue of the U.S. local telecommunications market, we nevertheless compete to some extent with other CLECs in our customer segments. There are typically several other CLECs competing in each metropolitan market we serve or plan to enter. Examples of data and voice CLECs in our markets include Allegiance Telecom, Covad Communications Group, MCI WorldCom, XO Communications (formerly NEXTLINK Communications), Rhythms NetConnections and Teleport Communications Group, now a part of AT&T. In some instances, these CLECs have resources greater than ours and offer a wider range of services. Many of the CLECs in our markets target small- and medium-sized business customers, which differs from our target customer base of large, communications-intensive users.

   The data services market is also extremely competitive. Our principal competitors in this market include Internet connectivity providers such as UUNET Technologies and Verio, private peering companies, such as InterNAP Network Services and Equinix, RBOCs that offer Internet access, global, national and local ISPs and companies that offer colocation services, such as Exodus Communications and AboveNet Communications. We also believe that new competitors will enter the data services market.

   Some of the ILECs recently requested, among other things, that the FCC relax regulation of their provision of advanced data networks, which may also be used for voice traffic. While the FCC has denied those requests, it has initiated a rule-making that is intended to establish the procedures and safeguards necessary before these ILECs could, through separate subsidiary companies, provide these services on a largely deregulated basis. If adopted, these rules may provide additional opportunities for competition from these ILECs. SBC and Ameritech received authority from the FCC to create such a subsidiary in the FCC's approval of their merger. Bell Atlantic New York also received similar authority with the recent grant of its application to provide long-distance service in New York. The FCC recently released an order addressing, among other things, colocation rights of carriers offering advanced data services, but deferred action on the separate subsidiary issue. Bills have been introduced in Congress that would grant RBOCs permission to provide data services in areas where they are currently restricted from doing so. Although we cannot predict the outcome of any proposed or pending legislation, the ability of RBOCs to provide data services on a broader basis could have a material adverse effect on us. In addition, the FCC recently acted to enable ISPs to buy DSL services in bulk from ILECs, which could result in additional competition for ISP business.

   In addition to ILECs and other CLECs, we are competing with long distance carriers. A number of long distance carriers have introduced local telecommunications services to compete with us and the ILECs. These services include toll calling and other local calling services, which are often packaged with the carrier's long distance service. While we do not believe the packaging aspect of the service is particularly attractive to the communications-intensive customers we target, large long distance carriers enjoy certain competitive advantages due to their vast financial resources and brand name recognition. In addition, we believe there is a risk the long distance carriers may subsidize the pricing of their local services with profits from long distance services. We anticipate that the entry of some of the ILECs into the long distance market will reduce the risk of this type of activity by reducing the profitability of the long distance carrier's long distance minutes. Further, to the extent the long distance carrier purchases our service on a wholesale basis and rebundles it at a subsidized rate, we may benefit as the subsidized, wholesale service could result in higher market penetration than we would otherwise have achieved. In addition, we have displaced long distance carriers where the customer was dissatisfied with the quality of the long distance carrier's local service. We expect our reputation for exceptional service quality and customer care will continue to result in us displacing the long distance carrier as the primary alternative to the ILEC in competitive situations. In addition, we expect that some of our recent and proposed service offerings, which enable long distance calls to be priced like local calls, will increase our competitiveness.

   We compete principally on the basis of the quality, sophistication and reliability of our service. See "--Sales and Marketing." We believe that the principal competitive factors in our markets are speed and reliability of service, quality of facilities, level of customer care and technical support, and the timing and market acceptance of new services and enhancements to existing services.

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

   Overview. Our services are subject to varying degrees of federal, state and local regulation. The decisions of regulatory bodies such as the FCC and state agencies are often subject to judicial review, which makes it difficult for us to predict outcomes in this area.

   Federal Regulation. We must comply with the requirements of common carriage under the Communications Act of 1934. Comprehensive amendments to the Communications Act of 1934 were made by the Telecommunications Act of 1996, referred to as the Telecom Act, which substantially altered both federal and state regulation of the telecommunications industry. The purpose of this legislation was to foster increased competition in the telecommunications industry. Because implementation of the Telecom Act is subject to numerous federal and state policy rule-making and judicial review, we cannot predict with certainty what its ultimate effect on us will be.

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

  . Number portability. This requires the ILECs and CLECs to allow a customer to retain an existing phone number within the same local area even if the customer changes telecommunications services providers. All telecommunications carriers are required to contribute to the shared industry costs of number portability.

  . Dialing parity. This requires the ILECs and CLECs to establish dialing parity so that all customers must dial the same number of digits to place the same type of call.

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

   We have entered into a number of interconnection agreements with the ILECs in our markets. We have existing interconnection agreements in each of our existing markets and in several of our planned markets. Several of the original interconnection agreements covering our existing markets, including the agreements covering Chicago and New York, have already expired. The expiration of these agreements has required us either to negotiate and arbitrate new interconnection terms with the ILECs, or to opt-in to other agreements. Pending conclusion of these negotiations and arbitrations, several existing interconnection agreements should continue to govern the payment of reciprocal compensation and other interconnection terms, while other renegotiated or arbitrated agreements may be given retroactive effect from the expiration date of the superceded agreement following the conclusion of negotiations and arbitrations.

   The FCC is charged with establishing guidelines to implement the Telecom Act. In August 1996, the FCC released a decision, known as the Interconnection Decision, that established rules for the interconnection requirements outlined above and provided guidelines for interconnection agreements by state commissions. The U.S. Court of Appeals for the Eighth Circuit vacated portions of the Interconnection Decision. On January 25, 1999, the U.S. Supreme Court reversed the Eighth Circuit and upheld the FCC's authority to issue regulations governing pricing of unbundled network elements provided by the ILECs in interconnection agreements, including regulations governing reciprocal compensation, which are discussed in more detail below. In addition, the Supreme Court affirmed an FCC rule that allows requesting carriers to "pick and choose" the most attractive portions of existing interconnection agreements with other carriers. The Supreme Court did not, however, address other challenges raised about the FCC's rules at the Eighth Circuit because those challenges had not first been decided by the Eighth Circuit. In addition, the Supreme Court disagreed with the standard applied by the FCC for determining whether an ILEC should be required to provide a competitor with particular unbundled network elements.

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

   On July 18, 2000, the Eighth Circuit issued its order concerning the issues left unresolved by the Supreme Court. It vacated the FCC's rules regarding the discount on retail services that ILECs must provide to CLECs, the costing rules that must be applied in determining the price of unbundled network elements from ILECs, and the requirement that ILECs must provision combinations of UNEs that are not already combined. The Supreme Court will hear the latter two issues in its coming term. It is not possible to predict the outcome of that decision.

   The Supreme Court's 1999 decision and the FCC's order on remand do not remove all uncertainty concerning the pricing terms and conditions of interconnection agreements. In particular, the Supreme Court's further review and ILEC appeals of the FCC's order on remand create contingencies. The resulting uncertainty makes it difficult to predict whether we will be able to continue to rely on our existing interconnection agreements or have the ability to negotiate acceptable interconnection agreements in the future.

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

   In March 1999, the FCC issued an order requiring ILECs to provide unbundled loops and colocation on more favorable terms than had previously been available. The order permits colocation of equipment that could be used to more efficiently provide advanced data services such as high-speed DSL service, and requires less expensive "cageless" colocation. In the March order, the FCC deferred action on its previous proposal to permit ILECs to offer advanced data services through separate affiliates, free from some of the obligations of the Telecom Act. The D.C. Circuit vacated the FCC's rules regarding the colocation of equipment providing functionalities in addition to interconnection and access to UNEs, connections between colocating CLECs, and selection of colocation space. The FCC has not yet issued its order on remand from this decision.

   In an August 1999 order, the FCC determined that advanced services are telecommunication services subject to regulation under Sections 251 and 252 of the Telecom Act. In the same order the FCC issued a notice of proposed rule making on terms for the provision of such services on a separate subsidiary basis. Permitting ILECs to provision data services through separate affiliates with fewer regulatory requirements could have a material adverse impact on our ability to compete in the data services sector. The FCC imposed conditions on the merger of SBC with Ameritech in October 1999 that permit the provisioning of advanced data services via separate subsidiaries pursuant to various requirements, some of which expire in the near term. The D.C. Circuit vacated the separate subsidiary requirement on January 29, 2001. We cannot predict whether these requirements will ultimately prove enforceable, nor whether they will deter anticompetitive behavior if they are enforceable.

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

   Some ILECs have refused to pay reciprocal compensation charges that they estimate are the result of inbound ISP traffic because they believe that this type of traffic is outside the scope of existing interconnection agreements. For example, Ameritech disputed a portion of the reciprocal compensation charges billed to it by us, which it believed were related to Internet charges. In March of 1998, the Illinois Commerce Commission ruled in favor of Focal and other CLECs regarding this dispute. In October 1998, Ameritech complied with the ruling and we received payment for past reciprocal compensation charges that represents substantially all of the disputed amounts. On June 18, 1999, the Seventh Circuit affirmed the Illinois Commerce Commission's order requiring the payment of reciprocal compensation for ISP-bound traffic. On August 19, 1999, the Seventh Circuit modified its prior order by providing that Ameritech is free to raise in state courts any state claims concerning reciprocal compensation, and by deferring any ruling on the petitions for rehearing pending the Court's resolution in other cases of procedural issues concerning the participation of state commissioners. Ameritech had previously filed such a state complaint which at its request had been held in abeyance pending the outcome of the federal case. On March 5, 2001, the Supreme Court granted certiorari to hear the issues pertaining to the participation of the state commissioners, and whether interconnection agreement enforcement actions may be appealed in federal court. We cannot predict the Supreme Court's ultimate order.

   Some states in which our current and planned markets are located have ordered the ILECs to pay reciprocal compensation for Internet-related calls. The majority of states that have addressed the question have ruled that compensation is owed for this traffic. However, these states and other states that have not considered the issue to date may yet determine that no compensation is owed. A finding that reciprocal compensation is not payable for ISP traffic in California, Illinois, New York or Pennsylvania would have a material adverse effect on us.

   In addition, on February 26, 1999, the FCC issued a declaratory ruling and Notice of Proposed Rulemaking concerning inbound ISP traffic. The FCC concluded in its ruling that ISP traffic is jurisdictionally mixed and largely interstate in nature, and also concluded that this traffic is not subject to the reciprocal compensation provisions of the Telecom Act. The FCC has requested comment as to what reciprocal compensation rules should govern this traffic upon expiration of existing interconnection agreements. The FCC also determined that no federal rule existed that governed reciprocal compensation for ISP traffic at the time existing interconnection agreements were negotiated and concluded that it would permit states to determine whether reciprocal compensation should be paid for calls to ISPs under existing interconnection agreements. On March 24, 2000, the D.C. Circuit vacated the FCC's finding that this traffic is not subject to reciprocal compensation provisions of the Telecom Act, and remanded this issue to the FCC for further examination. The Court did not address the jurisdictional issue, nor the authority of the states.

   In light of the FCC's order and the court decision, state commissions, which previously addressed this issue and required reciprocal compensation to be paid for ISP traffic, may reconsider and may modify their prior rulings. Several ILECs, including Ameritech, are seeking to overturn prior orders that they claim are inconsistent with the FCC's February 26, 1999 order. Relief sought could include repayment of reciprocal compensation amounts previously paid by the ILECs. Of the 32 state commissions that have considered the issue since the FCC's February 26, 1999 order, 25 of these states have upheld the requirement to pay reciprocal compensation for ISP-bound traffic. Only Massachusetts, New Jersey, South Carolina, Louisiana, Arizona, Colorado, and Iowa are not requiring reciprocal compensation for this traffic, at least pending negotiations and a further FCC decision. Missouri and Ohio are not requiring current payment, but are requiring a true-up based on the FCC's future decision. In addition, of the seven Federal District Courts and the three Courts of Appeals that have reviewed this issue on the merits to date, all have upheld state decisions requiring that reciprocal compensation be paid for ISP-bound traffic.

   The New York Public Service Commission (the "NYPSC") determined that in certain circumstances, Verizon can pay a lower reciprocal compensation for calls terminated by a CLEC in excess of a ratio of three terminating minutes to each originating minute. The NYPSC also provided an opportunity to a CLEC having a ratio in excess of three-to-one, such as Focal, to demonstrate that its network is such that the higher rate should be applied. The NYPSC also permitted Verizon to file a tariff seeking to reduce the end office rate by thirty percent from its current level of $0.0034/MOU. Focal and other CLECs have protested this filing. Verizon has unilaterally reduced the reciprocal compensation rate in the New York market from July 1, 1999 on a going forward basis, which we have vigorously challenged in connection with the NYPSC proceeding described above. Verizon has also informed us that it intends to unilaterally escrow these payments in two smaller markets, New Jersey and Delaware.

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

   In addition to charging other carriers reciprocal compensation for terminating local traffic, Focal also collects access charges from carriers for originating and terminating interexchange traffic. Two interexchange carriers, AT&T and WorldCom, have stated that they will not pay the portion of Focal's traffic-sensitive access charges that exceed ILEC traffic-sensitive access charges. The Company is currently suing AT&T to recover these amounts.

   In May 1997, the FCC released an order establishing a significantly expanded universal service regime to subsidize the cost of telecommunications service to high cost areas, as well as to low-income customers and qualifying schools, libraries, and rural health care providers. Providers of interstate telecommunications services, like us, as well as certain other entities, must pay for these programs. We are also eligible to receive funding from these programs if we meet certain requirements, but we are not currently planning to do so. Our share of the payments into these subsidy funds will be based on our share of certain defined telecommunications end-user revenues. Currently, the FCC is assessing such payments on the basis of a provider's revenue for the previous year. Various states are also in the process of implementing their own universal service programs. We are currently unable to quantify the amount of subsidy payments that we will be required to make and the effect that these required payments will have on our financial condition. Moreover, some of the FCC's universal service rules remain subject to judicial appeal and further FCC review including the FCC's 8% rule. The FCC's 8% rule provides that a carrier's international revenue is exempt from universal service assessment when its total interstate revenue represents 8% or less of its combined interstate and international revenue. Any court decision that has the effect of reducing the entities subject to universal service contributions could increase the contributions of the remaining entities that are subject to the rules. The FCC currently assesses universal service contributions based on prior year revenues; however, the FCC has initiated a rulemaking to reconsider this approach. Additional changes to the universal service program could increase our costs.

   The FCC has made and is continuing to consider various reforms to the existing rate structure for charges assessed on long distance carriers for allowing them to connect to local networks. These reforms are designed to move these "access charges," over time, to lower, cost-based rate levels and structures. These changes will reduce access charges and will shift charges, which had historically been based on minutes-of-use, to flat-rate, monthly per line charges on end-user customers rather than long distance carriers. On August 5, 1999, the FCC adopted an order granting price cap local exchange carriers additional pricing flexibility, implementing certain access charge reforms, and seeking comment on others. The order provides certain immediate regulatory relief to price cap carriers and sets a framework of "triggers" to provide these companies with greater flexibility to set interstate access rates as competition increases. The order also initiated rulemaking to determine whether the FCC should regulate competitive local exchange carriers access charges. On February 2, 2001, the D.C. Circuit upheld the FCC rules regarding pricing flexibility. The FCC has recently granted pricing flexibility applications for switched access services provided by BellSouth in a number of cities in its service territory. The FCC also granted flexible pricing authority for dedicated transport and special access services provided by SBC entities in certain cities, and for dedicated transport and special access services provided by Verizon entities in certain cities. The manner in which the FCC continues to implement its approach to lowering access charge levels and a decision to regulate competitive local exchange carrier access rates could have a material effect on our ability to compete in providing interstate access services.

   On May 31, 2000 the FCC adopted the proposal of the Coalition for Affordable Long Distance Service ("CALLS") that significantly restructures and, reduces in some respects, the interstate access charges of the RBOCs, AT&T, and Sprint. Among the more significant regulatory changes established by the CALLS Order, the RBOCs are required to reduce switched access charges to an average of $0.0055/minute. Price cap ILECs are additionally required to eliminate the presubscribed interexchange carrier charge ("PICC") as a separate charge and fold it into an increased subscriber line charge. AT&T and Sprint have committed in this proceeding to pass on access charge reductions to consumers, and to eliminate minimum monthly usage charges. Although the CALLS Order will not apply directly to CLECs, ILEC reductions in switched access charges may place some downward pressure on CLEC's to reduce their own switched access charges. In addition, IXCs other than AT&T and Sprint are not subject to the CALLS Order, but may seek to alter their offerings to conform to AT&T's and Sprint's commitments in this proceeding. A Petition for Reconsideration of the CALLS Order is currently before the FCC.

   Tariff and Filing Requirements. Non-dominant carriers, including Focal, must file tariffs with the FCC listing the rates, terms and conditions of interstate and international services provided by the carrier. On October 29, 1996, the FCC adopted an order in which it eliminated the requirement that non-dominant interstate carriers maintain tariffs on file with the FCC for domestic interstate services. Accordingly, non-dominant interstate carriers, including Focal, no longer file interstate tariffs with the FCC for these services.

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

   State Regulation. Most states regulate entry into the markets for local exchange and other intrastate services, and states' regulation of CLECs vary in their regulatory intensity. The majority of states require that companies seeking to provide local exchange and other intrastate services to apply for and obtain the requisite authorization from a state regulatory body, such as a state commission. This authorization process generally requires the carrier to demonstrate that it has sufficient financial, technical and managerial capabilities and that granting the authorization will serve the public interest. As of December 31, 2000, we had obtained local exchange certification or were otherwise authorized to provide local exchange service in:

     California            Illinois           Minnesota          Pennsylvania
     Delaware              Indiana            Missouri           Texas
     District of           Maryland           New Jersey         Virginia
     Columbia              Massachusetts      New York           Washington
     Florida               Michigan           Ohio
     Georgia

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

Employees

   As of December 31, 2000, we employed 1,130 full-time employees, none of whom were covered by a collective bargaining agreement. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. We believe that our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

   We are headquartered in Chicago, Illinois and lease office space in a number of locations, primarily for network equipment installations and sales and administrative offices and cover approximately 796,000 square feet of leased space. These leases expire in years ranging from 2002 to 2015 and have varying renewal options. We also own approximately 13 acres of real property in Arlington Heights, Illinois. This property, which includes a 52,000 square foot building, houses our second Chicago-area switching center, national data center and national network operations center.

ITEM 3. LEGAL PROCEEDINGS

   With the exception of the matters discussed below, we are not aware of any material litigation against us. In the ordinary course of our business, we are involved in a number of regulatory proceedings before various state commissions and the FCC.

   On September 16, 1997, we filed a complaint and request for temporary injunction against Ameritech Illinois with the Illinois Commerce Commission. The complaint claimed breach of the terms of the interconnection agreement between us and Ameritech Illinois because Ameritech Illinois refused to pay reciprocal compensation for our transport and termination of calls to our end-users that Ameritech Illinois believed were ISPs. In the interests of obtaining a more timely judgment, we withdrew our complaint without prejudice on October 17, 1997 and filed to intervene in a consolidated suit that included similar complaints against Ameritech Illinois by several other CLECs. On March 11, 1998, the Illinois Commerce Commission issued an order that required Ameritech Illinois to pay reciprocal compensation for calls made to ISPs. On March 15, 1998, Ameritech Illinois filed a motion with the Illinois Commerce Commission to stay the order pending an appeal, which was denied on March 23, 1998. On March 27, 1998, Ameritech Illinois filed suit in the United States District Court for the Northern District of Illinois seeking reversal of the Illinois Commerce Commission order. Ameritech Illinois also sought a stay of this order from the District Court, which was granted while the case was decided. On July 21, 1998, the District Court upheld the Illinois Commerce Commission's order, finding that calls to ISPs are local calls and therefore subject to the reciprocal compensation rules contained in the Telecom Act. The District Court stayed the decision to permit any party to appeal. Ameritech Illinois then appealed the decision to the U.S. Court of Appeals for the Seventh Circuit on August 25, 1998, and was denied a stay while the appeal is pending. In October 1998, Ameritech Illinois complied with the order and we received payment for past reciprocal compensation charges that represent substantially all of the disputed amounts. On June 18, 1999, the Seventh Circuit affirmed the Illinois Commerce Commission's order requiring the payment of reciprocal compensation for ISP-bound traffic. On August 19, 1999, the Seventh Circuit modified its prior order to permit Ameritech to raise in state courts any state claims concerning reciprocal compensation. On March 5, 2001, the Supreme Court agreed to hear the appeal pertaining to the participation of the state commissioners, and whether interconnection agreement enforcement actions may be appealed in federal court. We cannot predict the Supreme Court's ultimate order or its effect on our business or financial condition. See "Business--Regulation" for a description of federal rule-making and other developments affecting reciprocal compensation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Focal did not submit any matter to a vote of its stockholders during the fourth quarter of 2000.

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

   The following table sets forth on a per share basis, the high and low bid information per share for our common stock as reported on the Nasdaq National Market for the periods indicated:

                                                                   High   Low
                                                                  ------ ------
      Year ended December 31, 1999:
        Third quarter (from July 28, 1999)....................... $29.75 $15.50
        Fourth quarter........................................... $26.88 $18.50
      Year ended December 31, 2000:
        First quarter............................................ $77.75 $26.00
        Second quarter........................................... $46.00 $20.00
        Third quarter............................................ $43.63 $13.88
        Fourth quarter........................................... $20.75 $ 6.94

   There were approximately 161 owners of record of Focal common stock as of February 28, 2001. This number excludes stockholders whose stock is held in nominee or street name by brokers and Focal believes that it has a significantly larger number of beneficial holders of common stock. A recently reported sale price of our common stock on the Nasdaq National Market is set forth on the front cover of this report.

Dividends

   We have not paid any cash dividends on our common stock in the past and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors deems relevant. In addition, our current financing arrangements effectively prohibit us from paying cash dividends for the foreseeable future.

Recent Sales of Unregistered Securities

   Focal did not sell any equity securities during the period covered by this report that were not registered under the Securities Act of 1933 and that were not previously reported on Form 10-Q.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

   The selected consolidated financial data presented below for the three years ended December 31, 2000, have been derived from our Consolidated Financial Statements and the accompanying notes related thereto. Our Consolidated Financial Statements for the three years ended December 31, 2000 have been audited by Arthur Andersen LLP, our independent public accountants. The balance sheet data as of December 31, 1996, 1997 and 1998 has been derived from our audited consolidated financial statements not included in this report. You should read the information in this table in conjunction with Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and the accompanying notes related thereto appearing elsewhere in this report.

                                                                            Period from
                                                                           Commencement
                                                                           of Operations
                                   Years Ended December 31,               (May 31, 1996)
                          ----------------------------------------------  to December 31,
                             2000        1999        1998        1997          1996
                          ----------  ----------  ----------  ----------  ---------------
                                   (Dollars in thousands, except share data)
Statement of Operations
 Data:
Data services...........  $  158,968  $   96,856  $       --  $       --     $      --
Telecom services........      75,152      30,005          --          --            --
                          ----------  ----------  ----------  ----------     ---------
    Total revenues......  $  234,120  $  126,861  $   43,532  $    4,024     $      --
Expenses:
  Network expenses......      89,741      29,941       5,098       2,155            --
  Selling, general and
   administrative.......     155,498      73,455      22,396       2,887           422
  Depreciation and
   amortization.........      56,985      23,763       6,671         616             1
  Non-cash compensation
   expense..............       6,360       7,186       3,070       1,300           108
                          ----------  ----------  ----------  ----------     ---------
Operating income (loss).     (74,464)     (7,484)      6,297      (2,934)         (531)
Other income (expense),
 net....................     (35,598)    (14,302)     (9,606)         68            17
Income tax benefit
 (expense)..............       4,205        (600)     (4,660)         --            --
Accretion to redemption
 value of Class A common
 Stock                            --          --          --        (104)           --
                          ----------  ----------  ----------  ----------     ---------
Net loss applicable to
 common stockholders....  $ (105,857) $  (22,386) $   (7,969) $   (2,970)    $    (514)
                          ==========  ==========  ==========  ==========     =========
Basic and diluted net
 loss per share.........  $    (1.75) $    (0.45) $    (0.18) $    (0.07)    $   (0.06)
                          ==========  ==========  ==========  ==========     =========
Basic weighted average
 common stock
 outstanding............  60,456,245  50,066,315  43,763,000  42,186,500     8,498,000
                          ==========  ==========  ==========  ==========     =========
Other Financial Data:
EBITDA..................  $  (11,119) $   23,465  $   16,038  $   (1,018)    $    (422)
Capital expenditures....     309,617     128,550      64,229      11,655            82
Summary Cash Flow Data:
Net cash provided by
 (used in) operating
 activities.............  $   52,196  $   18,549  $   22,507  $   (1,634)    $    (153)
Net cash used in
 investing activities...    (309,937)   (130,590)    (72,189)    (11,655)          (82)
Net cash provided by
 financing activities...     251,016     164,142     173,466      11,756         4,025
Operating Data:
Access lines in service.     435,272     181,103      52,011       7,394            --
Minutes of use
 (millions).............      27,569      13,362       3,568         282            --

                                                As of December 31,
                                     -----------------------------------------
                                       2000     1999     1998    1997    1996
                                     -------- -------- -------- ------  ------
Balance Sheet Data:
Cash, cash equivalents and short-
 term investments................... $181,737 $188,142 $134,001 $2,257  $3,790
Current assets......................  249,629  219,932  144,637  4,738   3,807
Property, plant and equipment, net..  451,272  196,301   69,973 11,177      81
Total assets........................  723,685  420,986  219,574 15,915   3,888
Long-term debt, including current
 portion............................  544,750  253,786  185,296  3,537      --
Total stockholders' equity
 (deficit)..........................   44,789  142,487   19,328 (2,075)   (405)

   You should not assume that the results of operations above are indicative of the financial results we can achieve in the future. You should also keep the following matters in mind when you read this information:

  .  Non-cash compensation expense consists of:

    -- charges totaling $0.1 million for 1996, $1.3 million for each of 1997 and 1998 and $2.5 million for 1999, which resulted from the vesting over time of shares of common stock issued to some of our executive officers in November 1996

    -- charges of $1.8 million, $0.3 million, and $0.3 million for 1998, 1999 and 2000, respectively, which resulted from the vesting and cancellation of shares of common stock in connection with the September 30, 1998 amendment of vesting agreements with some of our executive officers

    -- charges of $4.4 million in 1999 and $6.1 million in 2000, which resulted from our 1999 stock option grants to employees, directors and an outside consultant, and common stock issued to a director

  . EBITDA represents earnings before interest, income taxes, depreciation and amortization and other non-cash charges, including non-cash compensation expense. EBITDA is not a measurement of financial performance under generally accepted accounting principles, is not intended to represent cash flow from operations, and should not be considered as an alternative to net loss applicable to common stockholders as an indicator of our operating performance or to cash flows as a measure of liquidity. We believe that EBITDA is widely used by analysts, investors and other interested parties in the telecommunications industry. EBITDA is not necessarily comparable to similarly titled measures for other companies.

  . We count access lines as of the end of the period indicated and on a one-for-one basis using DS-0 equivalents.

  . Data and Telecom services revenue information is not available for 1996, 1997 and 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   General. We provide voice, data and Internet infrastructure services to large, communications-intensive users in major cities. We began operations in 1996 and initiated service first in Chicago in May 1997. As of December 31, 2000 we offered service in a total of 20 markets, which encompass a total of 49 metropolitan statistical areas, or MSAs, and plan to serve 24 markets, or 56 MSAs, by the end of 2001. We believe our market expansion will allow us to reach a critical mass of geographic coverage and service capability for our target customer base of communications-intensive users. As of December 31, 2000, we had 435,272 lines in service.

   In September 2000, we announced the launch of our first Focal Internet eXchange platform in our Chicago market. Our state-of-the-art Internet eXchange platforms provide high-speed, managed Internet access, colocation, and private peering services to large corporations, value-added resellers, network service providers, and content and application service providers. During the fourth quarter of 2000, we deployed Focal Internet eXchanges in seven additional markets: New York; Northern New Jersey; Philadelphia; Washington D.C.; San Francisco; Oakland and San Jose. At the end of 2000, our Focal Internet eXchanges served eight markets. We intend to deploy a total of 36 Focal Internet eXchanges across our 24 planned markets.

   Revenue. Data services revenue includes revenues from circuit switched lines sold to network service providers, DSL, colocation, and Internet infrastructure services. Telecom services revenue includes circuit switched lines sold to corporate and VAR customers. Our data and telecom services revenue is composed of monthly recurring charges, usage charges, and initial non-recurring charges. Monthly recurring charges include the fees paid by our customers for lines in service, additional features on those lines, and colocation space. Monthly recurring charges are derived only from end user customers. Usage charges consist of fees paid by end-users for each call made, fees paid by the ILEC and other CLECs as reciprocal compensation, and access charges paid by the IXCs for long distance traffic that we originate and terminate. Non-recurring revenues are typically derived from fees charged to install new customer lines and are deferred and amortized over estimated customer lives.

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

   Expenses. Our expenses are categorized as network expenses; selling, general and administrative; depreciation and amortization; and non-cash compensation expense. Network expenses are composed of leased transport charges, the cost of leasing space in ILEC central offices for colocating our transmission equipment, the costs of leasing our nationwide Internet network, reciprocal compensation payments and the cost of completing local and long distance calls. Leased transport charges are the lease payments we make for the use of fiber transport facilities connecting our customers to our switches and for our connection to the ILECs' and other CLECs' networks. Generally, we have been successful in negotiating lease agreements that match the duration of our customer contracts, thereby allowing us to avoid the risk of incurring expenses associated with transport facilities that are not being used by revenue generating customers.

   Our strategy of initially leasing rather than building our own fiber transport facilities has resulted in our cost of service being a significant component of total cost. Accordingly, our network expenses may be higher on a relative basis compared to CLECs who own a higher percentage of their transport network. However, compared to these same companies, our capital expenditures will be significantly lower.

   A key aspect of our "smart-build" strategy is that we only operate in Tier 1 markets which are served by multiple fiber providers. When traffic volumes grow sufficiently to justify investing in our own network, we have purchased our own fiber. As of December 31, 2000 we were operating our own fiber networks in nine of our markets with approximately 9,730 fiber miles in operation.

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

   We record monthly non-cash compensation expense related to shares issued to some of our executive officers in November 1996, in connection with the September 30, 1998 amendments to vesting agreements with some of our executive officers, in connection with stock options granted to employees, an outside consultant, and directors during 1999 and shares issued to a director during the first quarter of 1999. We will continue to record non-cash compensation expense in future periods relating to these events through the third quarter of 2003. See the notes to our Consolidated Financial Statements.

Quarterly Operating Results

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

                                                 2000
                                    ----------------------------------   1999
                                    Fourth    Third   Second    First   Fourth
                                    Quarter  Quarter  Quarter  Quarter  Quarter
                                    -------  -------  -------  -------  -------
Data Services Revenue ($ mil).....  $43,567  $40,573  $42,638  $32,190  $26,306
Telecom Services Revenue ($ mil)..  $23,784  $20,179  $18,050  $13,139  $ 9,740
Switched Lines Sold to Date.......  526,356  427,641  356,918  291,443  237,167
Switched Lines Installed to Date..  435,272  365,016  298,983  238,697  181,103
Estimated Data Lines (% of
 Installed Lines).................       61%      65%      68%      71%      72%
Lines on Switch (%)...............      100%     100%     100%     100%     100%
ILEC Switches Interconnected......    1,975    1,823    1,677    1,447    1,209
ILEC Central Office DSL
 Colocations in Service or Under
 Development......................      292      275      270      223      221
ILEC Central Office DSL
 Colocations Market Ready.........      178      127       --       --       --
Quarterly Minutes of Use (mil)....    7,396    7,112    6,640    6,421    5,158
Markets in Operation..............       20       20       19       18       16
Markets Under Development.........        4        4        5        6        4
MSAs Served.......................       49       49       48       47       40
MSAs Under Development............        7        7        8        9       10
Circuit Switches Operational......       20       19       16       14       12
Circuit Switches Under
 Development......................        5        6        8        7        7
ATM Switches Deployed.............       28       22       16        6        2
Fiber Miles Operational...........    9,730    7,914    4,488      864       --
Focal Customer Colocation Space in
 Service (Sq. Ft.)                  107,201  107,201   80,096   73,840   70,105
Focal Customer Colocation Space
 Under Development (Sq. Ft.)......   31,503   27,830   54,802   36,549   24,654
Capital Expenditures ($ mil)......  $    82  $    99  $    77  $    52  $    34
Employees.........................    1,130    1,089      935      747      592
Sales Force(1)....................      184      180      166      124      116

--------
(1) Quota bearing sales professionals. Does not include sales engineers or customers support personnel.

 Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Our data services revenue increased 64% for the year ended December 31, 2000 to $159.0 million. Telecom services revenue increased 150% to $75.2 million for the year ended December 31, 2000. The increase in our data and telecom services revenue is primarily due to the generation of revenues from new markets that went into operation during 2000 and from a sequential increase in revenue from our more mature markets. In addition, we installed 254,169 lines during 2000, which exceeded the lines installed during the comparable period of 1999 by approximately 97% or 125,077 lines.

   Network expenses totaled $89.7 million for the year ended December 31, 2000 compared to $29.9 million for the year ended December 31, 1999. This $59.8 million increase resulted from our expansion into new markets during 2000 and related costs for leased transport facilities, usage settlements, colocation and Internet network costs related to our Focal Internet eXchange platforms. Our gross margin was approximately 62% and 76% for the years ended December 31, 2000 and 1999, respectively. This decrease in our gross margin is a direct result of our market expansion, our effective reciprocal compensation per minute of use rate having declined between periods and due to initial network costs related to our Focal Internet eXchange platforms. SG&A expenses increased by $82.0 million to $155.5 million for the year ended December 31, 2000. This increase is the result of our expansion into new markets, the rollout of our Focal Internet eXchange platforms, and due to a corresponding increase in our employee base by 538 employees.

   Depreciation and amortization increased from $23.8 million to $57.0 million in the comparative year to year periods. This $33.2 million increase is a result of our expansion into new markets, an increase in our fixed asset base for our existing markets, and due to the build-out of our nationwide network and Focal Internet eXchange platforms. Interest income was $20.3 million and $7.9 million for the years ended December 31, 2000 and 1999, respectively. This $12.4 million increase is primarily due to the receipt of $265.7 million in net proceeds from our 11 7/8% senior notes ("2000 Notes") offering completed in January 2000. Our net interest expense increased from $21.6 million during 1999 to $56.2 million for 2000. This net increase of $34.6 million is primarily due to an additional $31.8 million of interest expense charged relating to our outstanding 2000 notes which was partially offset by interest capitalized during the year ended December 31, 2000 totaling $9.4 million.

   We incurred U.S. income tax expense of $0.6 million for 1999 compared to a tax benefit of $4.2 million in 2000. The tax benefit recorded for 2000 is the result of a net operating loss carryback for a refund of federal and state taxes paid.

   Our six most established markets had $186.8 million in revenue, EBITDA of $94.0 million, and an EBITDA margin of 50% during 2000. We provide market specific information to provide insight into the life cycle performance of our older markets which are comprised of Chicago, New York, San Francisco, San Jose, Oakland, and Philadelphia.

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Our total revenue for the year ended 1999 was $126.9 million compared to $43.5 million for the year ended 1998. This increase of 192% is primarily due to the generation of revenue from numerous markets during 1999 compared to revenues from primarily two markets, Chicago and New York, in the comparable period of 1998. We installed approximately 129,000 access lines during 1999, which exceeded the lines installed in the comparable period of 1998 by approximately 187% or 84,000 lines.

   Network expenses totaled $29.9 million for the year ended December 31, 1999 compared to $5.1 million for the year ended December 31, 1998. This $24.8 million increase resulted from our rapid expansion into six new markets and related costs for leased transport facilities and usage settlements. Our gross margin was approximately 76% and 88% for the years ended December 31, 1999 and 1998, respectively. This decrease in our gross margin is a direct result of our effective reciprocal compensation per minute of use rate having declined between periods. SG&A expenses increased by $51.1 million to $73.5 million during the year ended December 31, 1999. This increase is the result of our planned expansion and due to a corresponding increase in our employee base by 359 employees.

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

Liquidity and Capital Resources

   Our current business plan anticipates that we expand our existing networks and services, expand into four new markets in 2001, deploy our own fiber capacity in a majority of our markets, construct 36 Focal Internet eXchange platforms across our 24 planned markets, construct expanded colocation centers, and fund operating losses. We will require significant capital to fund this plan including the purchase and installation of voice and data switches, routers, equipment, infrastructure and fiber facilities and/or long-term rights to use fiber transport capacity. The implementation of this plan requires significant capital expenditures, a substantial portion of which will be incurred before significant related revenues from our new markets are expected to be realized. These expenditures, together with associated operating expenses, may result in our having substantial negative operating cash flow and substantial net operating losses for the foreseeable future, including 2001. Our current plan indicates we will turn EBITDA positive during 2001. In addition, our cash on hand and funds available under our Credit Facility (see below) provides over $300 million in liquidity as of December 31, 2000. Although we believe that our current plan, cost estimates and the scope and timing of our planned network build-out are reasonable, we cannot assure that actual costs or the timing of the expenditures, or that the scope and timing of our build-out, will be consistent with current estimates.

   Our capital expenditures were approximately $309.6 million in 2000 compared to $128.5 million in 1999 (excluding $21.0 million of assets acquired under capital lease). This increase of $181.1 million primarily reflects capital spending for the build-out of our new and existing markets and for the construction of our nationwide network and Focal Internet eXchange platforms. We estimate that our capital expenditures in connection with our current business plan will be approximately $175 million to $200 million during 2001. The 2001 capital expenditures are expected to be made primarily for the build-out of four additional markets, the construction of Focal Internet eXchange platforms, the expansion of our existing markets and the activation of local dark fiber transport capacity in a number of our markets.

   Our expectations of future capital requirements and cash flows from operations are based on current estimates. If our plans or assumptions change or prove to be inaccurate, we may be required to seek additional sources of capital or seek additional capital sooner than currently anticipated.

   Net cash provided by operating activities for 2000 was $52.2 million, an increase of $33.6 million from the same period in 1999. This increase is primarily the result of a $33.2 million increase in depreciation and amortization, a $97.2 million increase in accounts payable and accrued liabilities, and an additional $2.8 million of amortization of our senior discount notes, which was offset by additional net losses of $83.5 million. Net cash provided by operating activities for 1999 was $18.6 million, a decrease of $3.9 million from the same period in 1998. This decrease is primarily the result of a $17.1 million increase in depreciation and amortization, a $4.1 million increase in non-cash compensation expense, and an additional $4.6 million of amortization of our senior discount notes, which was offset by additional net losses of $14.4 million and the increase in our 1999 accounts receivable exceeded 1998 by approximately $16.4 million.

   Net cash used in investing activities was $309.9 million for 2000 compared to $130.6 million in 1999. This increase of $179.3 million is primarily the result of our 2000 expansion into four new markets and the continued expansion of our existing markets. Our capital expenditures of $309.6 million in 2000 exceeded 1999 by $181.0 million. Short-term investments primarily consist of debt securities, which typically mature between three months and one year. Net cash used in investing activities was $130.6 million for 1999 compared to $72.2 million in 1998. This increase of $58.4 million is primarily the result of our 1999 expansion into six new markets and the continued expansion of our existing markets. Our capital expenditures of $128.5 million in 1999 exceeded 1998 by $64.3 million. Short-term investments primarily consist of debt securities, which typically mature between three months and one year.

   Net cash provided by financing activities for 2000 was $251.0 million, an increase of $86.9 million from 1999. This increase is primarily the net result of our proceeds from the issuance of our 2000 Notes in January 2000. Net cash provided by financing activities for 1999 was $164.1 million, a decrease of $9.3 million from 1998. This decrease is primarily the net result of our debt and equity proceeds between comparable periods.

   On February 18, 1998, we received $150 million in gross proceeds from the sale of our 1998 Notes. The 1998 Notes will accrete to an aggregate stated principal amount of $270 million by February 15, 2003. As of December 31, 2000, the principal amount of the 1998 Notes had accreted to approximately $210.1 million. No interest is payable on the 1998 Notes prior to August 15, 2003. Thereafter, cash interest will be payable semiannually on August 15 and February 15 of each year. On August 2, 1999, we raised net proceeds of approximately $137 million in our initial public offering in which we sold 11,442,500 shares of our common stock at a price of $13 per share, which includes the underwriter's exercise of their over-allotment option to purchase 1,492,500 common shares at $13 per share. On January 12, 2000, we received approximately $265.7 million in net proceeds from our 2000 Notes offering completed in January 2000.

   Our secured equipment term loans are solely for the purchase of telecommunications equipment and related software licenses and must be repaid over a five-year period from the date of the borrowing. As of December 31, 2000, there are no borrowings available to us under this facility and we had $35.5 million outstanding under this term loan facility. On August 25, 2000, we completed our $300 million Senior Secured Credit Facility (the Credit Facility). The Credit Facility consists of a seven year $150 million revolving credit facility and a seven year $150 million delayed draw term loan facility. The Credit Facility will be available, subject to certain financial and operating terms and conditions, and is intended to provide purchase money financing for the construction, acquisition, or improvements of telecommunications assets. The interest on amounts drawn is variable based on our leverage ratio, as defined in our Credit Facility. The initial commitment fee on the unused portion of the Credit Facility is 1.5% and will step down based on usage. We had not drawn down against the Credit Facility as of December 31, 2000. During February 2001, we borrowed approximately $8.0 million under the Credit Facility.

   We have historically incurred net losses and have an accumulated deficit of $139.6 million and $33.7 million as of December 31, 2000 and 1999 respectively. The aggregate net proceeds totaling approximately $602.7 million that we received from the offering of our 1998 Notes, the August 1999 equity offering, the 2000 Notes and certain other financings, have funded a large portion of our operating losses and capital expenditures through December 31, 2000. We expect that our existing cash and investment balances, a portion of our Credit Facility, flexible "smart-build" success-based operating plans, and future cash flows (expected to be provided from ongoing operations) will be sufficient to fund our operations and capital expenditure requirements into the second quarter of 2002. Our expectations of future capital requirements and cash flows from operations are based on current estimates. If plans or assumptions change or prove to be inaccurate, we may be required to seek additional sources of capital, seek additional capital sooner than currently anticipated, or modify our expansion plans.

   The discussions under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. These statements are subject to a number of risks and uncertainties that could cause actual results to differ substantially from our projections. See "Information Regarding Forward-looking Statements" on page 2 of this report.

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

                                                            As of December 31,
                                                           2000 (in thousands)
                                                          ----------------------
                                                           Fixed      Average
      Expected Maturity                                     Debt   Interest Rate
      -----------------                                   -------- -------------
      1999............................................... $     --       --
      2000...............................................       --       --
      2001...............................................       --       --
      2002...............................................       --       --
      2003...............................................       --       --
      Thereafter.........................................  545,000       12%
                                                          --------      ---
                                                          $545,000       12%
                                                          ========      ===
      Fair Market Value.................................. $295,000
                                                          ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's Consolidated Financial Statements required by Item 8, together with the notes thereto and the report thereon of the independent public accountants dated February 9, 2000, are set forth on pages F-1-F-19 of this report. The financial statement schedule listed under Item 14(a) 2, together with the report thereon of the independent public accountants dated February 9, 2001, are set forth on pages F-20 and F-21 of this report and should be read in conjunction with our Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The table below contains information about the ages and positions of Focal's executive officers, selected key employees, and directors, as of February 28, 2001.

                  Name                  Age             Position(s)
                  ----                  ---             ----------
 Robert C. Taylor, Jr..................  41 Director, President and Chief
                                            Executive Officer
 John R. Barnicle......................  36 Director, Executive Vice President
                                             and Chief Operating Officer
 Ronald Reising........................  40 Executive Vice President and Chief
                                            Financial Officer
 Renee M. Martin.......................  45 Senior Vice President, General
                                            Counsel and Secretary
 Anthony J. Leggio.....................  43 Executive Vice President and
                                            President, Telecom Services Group
 Michael L. Mael.......................  44 Executive Vice President and
                                            President, Focal Data
                                            Communications Group
 Marie Allen...........................  47 Senior Vice President, Human
                                            Resources
 Robert M. Junkroski...................  37 Vice President and Treasurer
 Gregory J. Swanson....................  33 Controller
 James E. Crawford, III................  55 Director
 John A. Edwardson.....................  51 Director
 Todd A. Dagres........................  40 Director
 Andrew E. Sinwell.....................  36 Director
 Kathleen A. Perone....................  47 Director
 James N. Perry, Jr....................  40 Director
 Paul G. Yovovich......................  47 Director

   Robert C. Taylor, Jr. Robert Taylor is Chief Executive Officer and President for Focal Communications Corporation. He was appointed to this position in August 1996. Taylor is also Focal's co-founder and a director. Taylor is the Chairman of the Association for Local Telecommunications Services (ALTS), the nation's leading organization representing facilities-based competitive local exchange carriers (CLECs). In addition, Taylor sits on the board of directors for IPLAN Networks, a CLEC based in Argentina and Madison River Communications, an ILEC. With over 15 years of telecommunications experience, Taylor has held positions with MFS Communications, most recently as Vice President of Global Accounts, where he worked with the company's 50 largest customers and executed market development activities in Mexico and Canada. Prior to joining MFS in 1994, Taylor was one of the original senior executives at McLeod Communications Group. Taylor has also held management positions with MCI, Bellcore and Ameritech. Taylor received his M.B.A. from the University of Chicago Graduate School of Business and holds a Bachelor of Science degree in Mechanical Engineering.

   John R. Barnicle. Mr. Barnicle has been Executive Vice President, Chief Operating Officer and a director since June 1996. Mr. Barnicle is a co-founder of Focal and is responsible for day-to-day operations, engineering, marketing and long-term planning. In 1996, Mr. Barnicle was Vice President of Marketing for MFS Telecom Companies, a subsidiary of MFS Communications. From 1994 to 1996, Mr. Barnicle was a Vice President of Duff & Phelps Credit Rating Company and before that held various marketing, operations and engineering positions with MFS Telecom (1992-1994) and Centel Corporation, a local exchange carrier (1986-1992). Mr. Barnicle received his M.B.A. with Distinction from DePaul University and holds a Bachelor of Science degree in Electrical Engineering.

   Ronald Reising. Mr. Reising joined Focal in 2001 as Executive Vice President and Chief Financial Officer of Focal. He is responsible for the financial management of Focal and overseeing the finance, treasury and accounting functions. From 2000-2001, Mr. Reising was the chief financial officer of Derivion, a privately held electronic bill presentment and payment company based in Atlanta, Georgia. From 1991-2000, he held various international and domestic positions with Ameritech. His most recent appointment at Ameritech was in 1999 as

Chief Financial Officer of Bell Canada. In 1997, he was the Chief Financial Officer of Matav, the $1 billion national Hungarian telecommunications company in which Ameritech held a one-third-equity stake. Mr. Reising is a graduate of the Kellogg School of Management at Northwestern University and holds a bachelor's degree in economics from Lawrence University (Appleton, WI). Mr. Reising is also a Certified Public Accountant.

   Renee M. Martin. Ms. Martin has been Senior Vice President, General Counsel and Secretary since March 1998. Ms. Martin is responsible for our legal and regulatory functions. From 1984 to 1998, Ms. Martin held various executive positions at Ameritech, most recently as Vice President and General Counsel Small Business Services, where she directed corporate legal resources to address contract negotiations, employment issues, regulatory affairs and litigation, and managed outside legal counsel. From 1982 to 1984, Ms. Martin was an attorney at the law firm of Cook and Franke, S.C. where she concentrated on general business and corporate law. Ms. Martin received her J.D. from the University of Wisconsin and holds a Bachelor of Arts degree in Journalism.

   Anthony J. Leggio. Mr. Leggio, an Executive Vice President and President of Focal's Telecom Services Group, is responsible for the sales for Focal's business services organization, which includes corporate services, network solutions and the government services groups. Before joining Focal in 1997 as Regional Vice President Eastern Region, Mr. Leggio spent ten years, 1988 to 1997, with Sprint Corporation, holding a number of increasingly responsible sales management positions. Most recently, he served as Vice President of Sales, Eastern Region for Sprint PCS, where he led the planning, development, organization and implementation of the Fortune 1000 sales and support organization for Sprint's new wireless venture. Mr. Leggio received his MBA from St. Joseph's University and a B.S. in Marketing from Rowan College.

   Michael L. Mael. Mr. Mael has been Executive Vice President and President, Focal Data Communications Group, since January 2000. Mr. Mael is responsible for developing and managing Focal's data services business. From 1997 until January 2000, he was Vice President, Applications and Web Services, at PSINet, where he developed and managed the company's global Web hosting business. From 1992 until 1997, Mr. Mael held various management positions at MCI Communications in finance, marketing, and business development, and was a member of the team that created MCI's Internet initiative. Mr. Mael received his BA from Brown University and his MBA from Stanford University.

   Marie Allen. Ms. Allen is Senior Vice President of Human Resources. Ms. Allen is responsible for directing the strategic issues of employee retention and attraction for the company. She also is charged with maintaining Focal's valued corporate culture as the company moves into its next phase of growth. During her 15-year career, Ms. Allen has held senior management positions across various industries. From 1998 to 2000, she was Senior Vice President of Human Resources for Technology Solutions, Inc., a publicly traded, Chicago-based technology consulting firm. From 1996 to 1997, she was Vice President of Human Resources/Operations for NovaMed Eyecare Management, LLC, where she established a human resources function, and managed all aspects of recruitment, retention and issues related to organizational growth. In 1987 she founded The Allen Group, a human resource, training and organization development consulting firm, which she led until 1996.

   Robert M. Junkroski. Mr. Junkroski has been Vice President and Treasurer since January 1999 and was Controller from January 1997 to January 1999. He is responsible for all our revenue assurance, audit, cash and risk management, customer credit, banking relationship and capital raising functions. From 1995 to 1997, Mr. Junkroski was Controller for Brambles Equipment Services, Inc., an equipment leasing company, where he was responsible for establishing and maintaining the divisional accounting, financial reporting and budgeting functions. From 1987 to 1995, Mr. Junkroski was Controller for Focus Leasing Corporation, an equipment leasing company, where he was responsible for the development and implementation of the accounting and financial reporting functions of several emerging companies. Mr. Junkroski is a Certified Public Accountant, received his M.B.A. with honors from Roosevelt University concentrating in Finance and Accounting and holds a Bachelor of Business Administration degree.

   Gregory J. Swanson. Mr. Swanson has been Controller since January 1999 and is our principal accounting officer. He is responsible for all internal and external accounting and reporting functions. From June 1998 to December 1998, Mr. Swanson was Director of External Reporting for Allegiance Corporation, a health care manufacturing and distribution company. Before that he spent approximately nine years at Arthur Andersen LLP, a public accounting firm, where he was responsible for audit and business advisory services to technology and manufacturing companies. Mr. Swanson is a Certified Public Accountant and holds a Bachelor of Science degree in Accounting from the University of Southern California.

   James E. Crawford, III. Mr. Crawford has served as a director of Focal since November 1996. From August 1992 to September 2000, he has been a general partner and then since September of 2000 a managing partner of Frontenac Company, a venture capital firm and stockholder of Focal. From February 1984 to August 1992, Mr. Crawford was a general partner of William Blair Venture Management Co., a venture capital fund. He was also a general partner of William Blair & Company, an investment bank and brokerage firm affiliated with William Blair Venture Management Co., from January 1987 to August 1992. Mr. Crawford serves as a director of Optika, Inc., ActionPoint, Inc., Allegiance Telecom and several private companies.

   Todd A. Dagres. Mr. Dagres has been a general partner of Battery Ventures, a stockholder of Focal, since 1996. From 1994 to 1996, Mr. Dagres was a Principal and Senior Technology Analyst at Montgomery Securities focusing on the networking industry. Mr. Dagres serves on the Board of Trustees of Akamai Technologies, Convergent Networks, Inc., Edgix Corporation, Equipe Communications Corporation, Inventa Corporation, Alphion Corporation, Predictive Networks, Inc., RiverDelta Networks, Inc., and Storability, Inc.

   John A. Edwardson. Mr. Edwardson has served as a director of Focal since February 1999. He became President and Chief Executive Officer of CDW Computer Services, Inc. in February 2001. Formerly, he was Chairman of Burns International Services Corp., a security services company, since June 1999, and President and Chief Executive Officer of Burns International since March 1999. From 1994 to 1998, Mr. Edwardson was President of UAL Corporation, the holding company for United Airlines, and also served as UAL's Chief Operating Officer from April 1995 through September 1998. He previously was Executive Vice President and Chief Financial Officer of Ameritech and held executive positions with Northwest Airlines. Mr. Edwardson also serves as a director of CDW and Household International, Inc.

   Kathleen A. Perone. Ms. Perone is a founding partner and managing director of Acappella Ventures L.L.C, a New Jersey-based venture capital firm that focuses on early stage telecom and technology infrastructure companies. From January 1998 to March 2000, Ms. Perone served as president of the North American division of Level 3 Communications, Inc., a leading communications and information services company, where she remains a consultant. From 1990 to 1998, Perone held a series of positions at MFS Communications: vice president and general manager; COO of MFS International; and president of two MFS divisions. Ms. Perone also is a director of Desktop News Corporation, REALTECH Systems, LighTrade and INFOCROSSING. She also serves on the advisory boards of TELLIUM and REALTECH.

   James N. Perry, Jr. Mr. Perry has been a director of Focal since November 1996. From January 1993 to January 1999, he served as Vice President of Madison Dearborn Partners, Inc., and since January of 1999 has served as Managing Director of Madison Dearborn Partners, Inc. Previously, Mr. Perry served in various positions at First Capital Corporation of Chicago and its affiliates. Mr. Perry currently serves as a director or manager, as applicable, of Voicestream Wireless, CompleTel Holdings and Allegiance Telecom.

   Andrew E. Sinwell. Mr. Sinwell has been a director of Focal since June 2000. He is a Managing Director of Madison Dearborn Partners, Inc., the general partner of Madison Dearborn Capital Partners, L.P., a stockholder of Focal. From 1994 to 1996, Mr. Sinwell was a Senior Policy Advisor at the Federal Communications Commission. Mr. Sinwell serves on the Board of Directors of Nextel Partners, Inc. and several privately-held companies.

   Paul G. Yovovich. Mr. Yovovich has served as a director of Focal since March 1997. He is a private investor. Mr. Yovovich served as President of Advance Ross Corporation, an international transaction services and manufacturing company, from 1993 to 1996. He served in several executive positions with Centel Corporation from 1982 to 1992, where his last position was that of President of its Central Telephone Company unit. Mr. Yovovich also serves as a director of 3Com Corporation, APAC Customer Services, Inc., American Media Operations, Inc., and Lante Corporation.

How Our Directors Are Elected

   The Board of Directors currently consists of nine members. The Board of Directors is divided into three classes of three members each. Each director serves a three-year term and one class is elected at each year's annual meeting of stockholders. Messrs. Barnicle, Crawford, and Yovovich are in the class of directors whose term will expire at our 2001 annual meeting of stockholders. Messrs. Edwardson, Perry, and Taylor are in the class of directors whose term will expire at our 2002 annual meeting of stockholders. Messrs. Dagres and Sinwell and Ms. Perone are in the class of directors whose term will expire at our 2003 annual meeting of stockholders. At each annual meeting of stockholders, successors to the class of directors whose terms expire at the meeting are elected to serve for three-year terms and until their successors are elected and qualified.

Our Board Committees

   The Board has established four committees. They are the:

  .  Compensation Committee

  .  Stock Option Committee

  .  Audit Committee

  .  Nominating Committee

   The Compensation Committee establishes salaries, incentives and other forms of compensation (except to the extent delegated to the Stock Option Committee) for our directors, executive officers and key employees and administers our equity incentive plans and other incentive and benefit plans. The members of the Compensation Committee are Mr. Crawford, Mr. Edwardson, Mr. Perry and Mr. Yovovich.

   The Stock Option Committee grants stock options under the Company's 1998 Equity and Performance Incentive Plan (the "Plan") to employees who are not:
(a) "covered employees" within the meaning of Section 162(m) of the Internal Revenue Code or who, in the Committee's judgment, are likely to be a covered employee at any time during the period a grant or award under the Plan to such person would be outstanding, (b) an officer or other person subject to Section 16 of the Securities Exchange Act of 1934, or (c) a vice president, senior vice president, or executive vice president. The members of the Stock Option Committee are Mr. Taylor and Mr. Barnicle.

   The Audit Committee oversees the work of our independent auditors, reviews internal audit controls and evaluates conflict of interest issues. The members of the Audit Committee are Mr. Edwardson, Ms. Perone and Mr. Yovovich.

   The Nominating Committee identifies nominees to stand for election to our Board of Directors. The members of the Nominating Committee are Mr. Taylor, Mr. Perry, Mr. Crawford and Mr. Yovovich.

Compensation of Our Directors

   We currently pay our non-employee directors, other than designees of our institutional investors, in lieu of a cash retainer, annual director compensation in the form of an annual grant of stock options. The number of shares subject to each stock option granted to each of these directors on an annual basis is, as of 2001, equal to $120,000 divided by the option exercise price, which will be the fair market value per share on the date of grant. All directors are reimbursed for expenses incurred to attend Board of Directors or committee meetings.

   In April 1997, Mr. Yovovich was granted an option to purchase 130,000 shares of our common stock under our 1997 Nonqualified Stock Option Plan (the "1997 Plan"). Ten percent of the shares covered by the option vested immediately and an additional 15% of the shares vest every six months thereafter. In January 1999, Mr. Yovovich was granted an additional option to purchase 20,000 shares of common stock under the 1997 Plan, which has the same vesting terms as his earlier grant. In February 2000, Mr. Yovovich was granted an additional option to purchase 1,349 shares of common stock under the 1997 Plan, which has the same vesting terms as his earlier grant. In February 1999, Mr. Edwardson was granted an option under our 1997 Plan to purchase 130,000 shares of our common stock on the same vesting terms as the options previously granted to Mr. Yovovich. In February 2000, Mr. Edwardson was granted an option to purchase 1,349 shares of common stock under the same vesting terms as the options previously granted. In August 2000, Ms. Perone was granted an option under our 1998 Plan to purchase 10,000 shares of our common stock on the same vesting terms as the options previously granted to Mr. Yovovich and Mr. Edwardson.

Potential Conflicts of Interest of Some of Our Directors

   In addition to serving as members of our Board of Directors, Mr. Crawford, Mr. Sinwell, Mr. Dagres and Mr. Perry each serve as directors of other telecommunications services companies and other private companies. As a result, these four directors may be subject to conflicts of interest during their tenure on our Board of Directors. Accordingly, they may be periodically required to inform us and the other companies to which they owe fiduciary duties of financial or business opportunities. We do not currently have any standard procedures for resolving potential conflicts of interest relating to corporate opportunities or otherwise. Conflict of interest issues are reviewed by our Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers and persons who own more than 10 percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports in changes in ownership in our common stock, and to furnish us with copies of all the reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other Forms 5 were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10 percent beneficial owners were complied with, except that Mr. Crawford, a director, inadvertently failed to report acquisitions of our common stock on Forms 4 during May 2000, which acquisitions were subsequently reported on Forms 5.

ITEM 11. EXECUTIVE COMPENSATION

   The table below presents information about compensation earned by our Chief Executive Officer and each of our four other most highly compensated executive officers whose combined salary and bonus for 2000 exceeded $100,000 for services rendered in all capacities for our last three fiscal years. The officers listed in the following table are referred to as the Named Executive
Officers:

                                                     Long-term
                                                    Compensation
                                                    ------------
                                                     Awards(1)
                                                    ------------
                                                     Securities
                               Annual Compensation   Underlying
                               -------------------- ------------
Name and Principal                                                  All Other
Position                  Year Salary ($) Bonus ($) Options (#)  Compensation($)
------------------        ---- ---------- --------- ------------ ---------------
Robert C. Taylor, Jr....  1998  $150,000  $100,000      $--          $    --
Chief Executive Officer.  1999   191,923   200,000       --               --
                          2000   246,934   125,000       --               --
John R. Barnicle........  1998  $140,000  $ 75,000      $--          $    --
Chief Operating Officer.  1999   178,269   144,000       --               --
                          2000   225,000   125,000       --               --
Joseph A. Beatty(2).....  1998  $140,000  $ 75,000      $--          $25,000(3)
Chief Financial Officer.  1999   175,577   138,000       --               --
                          2000   215,000   100,000       --               --
Michael L. Mael.........  1998  $     --  $     --      $--          $    --
President, Data
 Communications Group...  1999        --        --       --               --
                          2000   199,039   115,000       --               --
Anthony J. Leggio.......  1998  $     --  $     --      $--          $    --
President, Telecom
 Services Group.........  1999        --        --       --               --
                          2000   193,460   115,000       --               --

--------
(1) Does not include 2,500,000 shares of common stock issued to each of Mr. Taylor, Mr. Barnicle and Mr. Beatty in 1996 that were subject to time-vesting requirements set forth in their Employment Agreements, of which 500,000 shares vested in 1996, 1997 and 1998 and 1,000,000 shares vested in 1999. See "--Employment Agreements." Also does not include 1,838,943 shares of common stock issued to each of Mr. Taylor, Mr. Barnicle and Mr. Beatty in 1996 that were subject to performance-vesting requirements set forth in their Vesting Agreements with some of our institutional investors. Of these shares, 1,588,943 were canceled in connection with the September 30, 1998 amendments to the Vesting Agreements. The remaining 250,000 shares were subject to time-vesting requirements set forth in Restricted Stock Agreements signed at the time of the September 30, 1998 amendments to these Vesting Agreements. Of these shares, 137,500 held by Messrs. Taylor, Barnicle and Beatty remain subject to future vesting requirements. Based upon the closing price of our Common Stock on February 28, 2001, these 137,500 shares have an aggregate market value of $1,761,719. See "--Vesting Agreements." We do not anticipate paying any dividends on any of these shares.
(2)  Mr. Beatty resigned from Focal in February 2001.
(3)  Represents reimbursement of moving expenses.

Stock Option Grants

   The table below provides information regarding stock options granted to the Named Executive Officers during the year ended December 31, 2000. None of the Named Executive Officers received stock appreciation rights, or SARs.

                                                                              Potential Realizable
                                                                                Value at Assumed
                                                                                  Annual Rates
                                                                                 of Stock Price
                                                                                  Appreciation
                                          Individual Grants                    for Option Term(5)
                         --------------------------------------------------- ----------------------
                         Number of   % of Total
                         Securities   Options
                         Underlying  Granted to  Exercise or
                          Options   Employees in Base Price
Name                      Granted   Fiscal Year  (per share) Expiration Date     5%         10%
----                     ---------- ------------ ----------- --------------- ---------- -----------
Robert C. Taylor,
 Jr.(1).................  250,000       4.8%       $29.88     June 2010      $4,697,500 $11,905,000
John R. Barnicle(2).....  250,000       4.8%       $29.88     June 2010      $4,697,500 $11,905,000
Anthony J. Leggio(3)....   50,000       1.0%       $29.88     June 2010      $  939,500 $ 2,381,000
                            7,500       0.1%       $ 6.94     December 2010      32,700      82,950

Michael L. Mael(4)......   50,000       1.0%       $40.63     February 2010  $1,277,500 $ 3,237,500
                           15,000       0.3%       $29.88     June 2010         281,850     714,300
                            7,500       0.1%       $ 6.94     December 2010      32,700      82,950

--------
(1) The options granted to Mr. Taylor were granted under the 1998 Plan (as defined below). The 250,000 options were granted on June 1, 2000 and are comprised of 125,000 options that vest monthly over the 48 month vesting period; and 125,000 options that vest 25% per year based on Focal's common stock price meeting certain performance criteria.
(2) The options granted to Mr. Barnicle were granted under the 1998 Plan. The 250,000 options were granted on June 1, 2000 and are comprised of 125,000 options that vest monthly over the 48 month vesting period; and 125,000 options that vest 25% per year based on Focal's common stock price meeting certain performance criteria.
(3) The options granted to Mr. Leggio were granted under the 1998 Plan. The 50,000 options were granted on June 1, 2000 and are comprised of 25,000 options that vest 25% on the first anniversary date of the grant and 12.5% every six months thereafter; and 25,000 options that vest 25% per year based on Focal's common stock price meeting certain performance criteria. The remaining 7,500 options were granted on December 21, 2000 and vest 25% on December 21, 2002 and 12.5% every six months thereafter.
(4) The options granted to Mr. Mael were granted under the 1998 Plan. The 50,000 options were granted on February 4, 2000 and vest 25% on the first anniversary date of the grant and 12.5% every six months thereafter. The 15,000 options were granted on June 1, 2000 and are comprised of 7,500 options that vest 25% on the first anniversary date of the grant and 12.5% every six months thereafter; and 7,500 options that vest 25% per year based on Focal's common stock price meeting certain performance criteria. The remaining 7,500 options were granted on December 21, 2000 and vest 25% on December 21, 2002 and 12.5% every six months thereafter.
(5) Based on a ten-year option term and annual compounding, the 5% and 10% calculations are set forth in compliance with the rules of the Securities and Exchange Commission. The appreciation calculations do not take into account any appreciation in the price of the common stock to date and are not necessarily indicative of future values of stock options or the common stock.

Exercise of Stock Options and Year-End Values

   The following table sets forth information regarding the number and value of unexercised stock options held by each of the Named Executive Officers as of December 31, 2000. None of the Named Executive Officers holds SARs.

                                                                               Value of
                                                                             Unexercised
                                                             Number of       In-the-Money
                                                            Unexercised     Options ($) at
                                                             Options at      Fiscal Year
                          Number of Shares      Value     Fiscal Year End       End(2)
                           Acquired Upon      Realized      Exercisable/     Exercisable/
Name                     Exercise of Option Upon Exercise Unexercisable(1)  Unexercisable
----                     ------------------ ------------- ---------------- ----------------
Robert C. Taylor, Jr. ..           --                --    18,229/231,771                --
John R. Barnicle........           --                --    18,229/231,771                --
Anthony J. Leggio.......       32,187        $1,084,519    10,938/140,625  $55,799/$355,719
Michael L. Mael.........           --                --         0/ 72,500                --

--------
(1) These shares represent shares issuable pursuant to stock options granted under our 1997 and 1998 Plan. See "the 1997 and 1998 Plan" below.
(2) In accordance with the SEC's rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $7.00, the closing price of our common stock reported for Nasdaq National Market on December 31, 2000. Based upon the closing price of our Common Stock on February 28, 20001, the exercisable and unexercisable options would have aggregate values equal to $119,376 and $977,146, respectively.

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

Employment Agreements

   Focal is a party to identical Executive Stock Agreement and Employment Agreements ("Employment Agreements") with each of Mr. Taylor and Mr. Barnicle (the "Executive Investors"). The Employment Agreements provide that each Executive Investor will receive a minimum base salary of $120,000 (or any greater amount approved by a majority of the Board of Directors, including the Madison Dearborn designee and one of the Frontenac or Battery Ventures designees) and bonuses determined by the Board of Directors and based upon our achievement of performance goals set in advance of each year in the sole discretion of the Board of Directors. Unless he is terminated for cause, each Executive Investor is entitled for a period of between six and 12 months following termination of his employment with us (depending on the basis for termination) to continue to receive his salary and medical benefits, less any amounts the Executive Investor receives as compensation for other employment.

   Pursuant to the Employment Agreements and in exchange for shares of common stock held by the Executive Investors prior to November 27, 1996:

  . 2,500,000 shares of common stock subject to time-vesting requirements set forth in the Employment Agreements were issued to each of the Executive Investors on November 27, 1996

    and

  . 1,838,943 shares of common stock subject to performance-vesting requirements set forth in the Vesting Agreements (as defined below) were issued to each of the Executive Investors on November 27, 1996. Of these shares, 1,588,943 were canceled in connection with the September 30, 1998 amendments to the Vesting Agreements. The remaining 250,000 shares are subject to time-vesting requirements set forth in Restricted Stock Agreements signed on September 30, 1998. Of these shares, 137,500 shares issued to Messrs. Taylor, Barnicle and Beatty remained subject to future vesting requirements. See "--Vesting Agreements."

   All of the 2,500,000 shares issued on November 27, 1996 that were subject to time-vesting requirements under the Employment Agreements have vested.

   We entered into employment agreements with Mr. Mael and Mr. Leggio on substantially the same employment terms as the Executive Investors.

   Each employment agreement requires the Executive Investor, or Mr. Mael or Mr. Leggio, as applicable, to assign to us all inventions developed in the course of employment, maintain the confidentiality of our proprietary information and refrain from competing with and soliciting employees from Focal during his or her employment and for a period of up to eighteen months after his or her termination. During this period, after any applicable severance pay period has expired, the Executive Investor, or Mr. Mael or Mr. Leggio, as applicable, is entitled to receive noncompetition compensation equal to his salary and medical benefits (net of any amounts he receives as compensation for other employment), unless he breaches his non-disclosure, non-compete or non-solicitation obligations.

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

Compensation Committee Interlocks and Insider Participation

   The Compensation Committee of the Board of Directors consists of four directors, Messrs. Crawford, Edwardson, Perry and Yovovich. None of our executive officers served as a member of the compensation committee of any other entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The table below sets forth information regarding beneficial ownership of our common stock as of February 28, 2001 for:

  .  Each of the Named Executive Officers

  .  Each of our directors

  .  All of our executive officers and directors as a group

  . Each other person who we know beneficially owns 5% or more of our common stock

   Unless otherwise noted, the address of each Named Executive Officer and director of Focal is 200 North LaSalle Street, Suite 1100, Chicago, Illinois 60601.

                                            Number of Shares
                                              Beneficially        Percent
Name                                            Owned(1)     Beneficially Owned
----                                        ---------------- ------------------
Named Executive Officers
Robert C. Taylor, Jr.(2)...................     2,751,225            4.5%
John R. Barnicle(3)........................     2,800,925            4.6%
Ronald Reising(4)..........................           --             --
Anthony J. Leggio(5).......................        28,118              *
Michael L. Mael(6).........................       162,500              *
Directors
James N. Perry, Jr.(7).....................    21,606,425           35.1%
Andrew E. Sinwell(8).......................    21,606,425           35.1%
James E. Crawford III(9)...................    10,104,110           16.4%
Todd A. Dagres(10).........................     5,041,365            8.2%
Paul G. Yovovich(11).......................       307,029              *
John A. Edwardson(12)......................       252,313              *
Kathleen A. Perone(13).....................         9,274              *
All Executive Officers and Directors as a
 Group (14 persons)(14)....................    45,665,812           74.2%
Other Owners
Madison Dearborn Capital Partners, L.P.
 (15)......................................    21,606,425           35.1%
Frontenac VI, L.P.(16).....................    10,082,980           16.4%
Battery Ventures III, L.P.(17).............     5,041,365            8.2%
Joseph A. Beatty(18).......................     2,516,217            4.1%

--------
  *  Less than 1% of the issued and outstanding shares of our common stock.
 (1) In accordance with the rules of the Securities and Exchange Commission, each beneficial owner's holding has been calculated assuming full exercise of outstanding warrants and options exercisable by the holder within 60 days after February 28, 2001, but no exercise of outstanding warrants and options held by any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to applicable community property laws.
 (2) Includes 137,500 shares of common stock subject to vesting provisions contained in the executive's Restricted Stock Agreement. Also includes 965,385 shares of common stock held by Mistral Partner, L.P., a family limited partnership. Mr. Taylor exercises sole voting and investment power over shares held by this partnership. Also includes 79,000 shares of common stock held by Hylas Blind Selling Program Trust. Also includes 97,000 shares of common stock held by Mistral Blind Selling Program #1. Also includes 97,000 shares of common stock held by Mistral Blind Selling Program #2. Also includes 26,040 shares of common stock subject to options, which are exercisable within 60 days of February 28, 2001.
 (3) Includes 137,500 shares of common stock subject to vesting provisions contained in the executive's Restricted Stock Agreement. Also includes 350,000 shares of common stock held by JRB Partners, L.P., a family limited partnership. Mr. Barnicle exercises sole voting and investment power over shares held by this partnership. Also includes 48,000 shares of common stock held by John R. Barnicle Blind Selling Program Trust. Also includes 36,000 shares of common stock held by JRB Blind Program Selling Trust. Also includes 26,040 shares of common stock subject to options, which are exercisable within 60 days of February 28, 2001.
 (4) Mr. Reising joined Focal in February 2001 as Executive Vice President and Chief Financial Officer.
 (5) Consists of 17,180 shares of common stock and an additional 10,938 shares of common stock subject to options which are exercisable within 60 days of February 28, 2001.
 (6) Includes 150,000 shares of common stock subject to vesting provisions contained in the executive's Restricted Stock Agreement respectively. Also, consists of 12,500 shares of common stock subject to options which are exercisable within 60 days of February 28, 2001.
 (7) Mr. Perry, a director, owns no shares in his own name. Consists of shares of common stock owned by Madison Dearborn. See footnote 15 below. Mr. Perry's address is c/o Madison Dearborn Partners, Inc., Three First National Plaza, Suite 3800, Chicago, IL 60602.
 (8) Mr. Sinwell, a director, owns no shares in his own name. Consists of shares of common stock owned by Madison Dearborn. See footnote 15 below. Mr. Sinwell's address is c/o Madison Dearborn Partners, Inc., Three First National Plaza, Suite 3800, Chicago, IL 60602.
 (9) Mr. Crawford, a director, owns no shares in his own name. Consists of shares of common stock owned by Frontenac and 21,130 shares of common stock owned by Mr. Crawford's son. See footnote 16 below. Mr. Crawford's address is c/o Frontenac Company, 135 S. LaSalle Street, Suite 3800, Chicago, IL 60603.
(10) Mr. Dagres, a director, owns no shares in his own name. Consists of shares of common stock owned by Battery Ventures. See footnote 17 below. Mr. Dagres's address is c/o Battery Ventures, 20 William Street, Wellesley, MA 02481.
(11) Includes 161,716 shares of common stock and an additional 145,313 shares of common stock subject to options which are exercisable within 60 days of February 28, 2001.
(12) Includes 160,000 shares of common stock and an additional 92,313 shares of common stock subject to options which are exercisable within 60 days of February 28, 2001.
(13) Includes 6,000 shares of common stock and an additional 3,274 shares of common stock subject to options which are exercisable wihtin 60 days of February 28, 2001.
(14) Includes 45,275,251 shares of common stock and an additional 390,561 shares of common stock subject to options which are exercisable within 60 days of February 28, 2001.
(15) Consists of shares of common stock owned by Madison Dearborn. Messrs. Perry and Sinwell, directors of Focal, are principals of Madison Dearborn Capital Partners, Inc., the ultimate general partner of Madison Dearborn. Because of these positions, Messrs. Perry and Sinwell share voting and investment power with respect to the shares owned by Madison Dearborn. The address of Madison Dearborn is Three First National Plaza, Suite 3800, Chicago, IL 60602. See "Directors and Executive Officers of the Registrant--Potential Conflicts of Interest of Some of Our Directors."
(16) Consists of shares of common stock owned by Frontenac. Mr. Crawford, a director, is a general partner of Frontenac Company, the general partner of Frontenac. Because of this position, Mr. Crawford shares voting and investment power with respect to the shares owned by Frontenac. The address of Frontenac is 135 S. LaSalle Street, Suite 3800, Chicago, IL 60603. See "Directors and Executive Officers of the Registrant-- Potential Conflicts of Interest of Some of Our Directors."

(17) Consists of shares of common stock owned by Battery Ventures. Mr. Dagres, a director, is a managing general partner of Battery Ventures. Because of this position, Mr. Dagres shares voting and investment power with respect to the shares owned by Battery Ventures. The address of Battery Ventures is 20 William Street, Wellesley, MA 02481. See "Directors and Executive Officers of the Registrant--Potential Conflicts of Interest of Some of Our Directors."
(18) Mr. Beatty is a Named Executive Officer. He resigned from Focal in February 2001. Includes 137,500 shares of common stock subject to vesting provisions contained in the executive's Restricted Stock Agreement. Also includes 815,000 shares of common stock held by Coventry Court Partners, L.P., a family limited partnership. Mr. Beatty exercises sole voting and investment power over shares held by this partnership. Also includes 95,000 shares of common stock held by Coventry Court Partners Blind Selling Trust. Also includes 20,832 shares of common stock subject to options, which are exercisable within 60 days of February 28, 2001.

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

   The Stock Purchase Agreement also requires us to:

  . Deliver financial information to our institutional investors and certain of their transferees in a private sale of shares of common stock

  . Provide access by our institutional investors, and certain of their transferees in a private sale of shares of common stock, to our physical properties, books and records

  . Comply with the periodic reporting requirements under the Exchange Act to enable holders of "restricted shares" of common stock to sell those shares of common stock pursuant to Rule 144 under the Securities Act of 1933 or a short-form registration statement under the Securities Act of 1933.

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

Some of Our Directors are also Directors of our Competitors

   Some of our directors, who serve as representatives of the Institutional Investors, also serve on the boards of directors of companies with which we may compete or enter into agreements. Specifically, Mr. Crawford, and Mr. Perry are directors of Allegiance Telecom, a Dallas-based CLEC. Allegiance Telecom is one of our competitors. See "Directors and Executive Officers of the Registrant--Potential Conflicts of Interest of Some of Our Directors."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) (1) Financial Statements

     The consolidated financial statements of Focal Communications Corporation and Subsidiaries for the year ended December 31, 2000, together with the Report of Independent Public Accountants, are set forth on pages F-1 through F-19 of this report. The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the report.

    (2) Financial Statement Schedules

     The following are included in Part IV of this report for each of the years ended December 31, 1998, 1999 and 2000 as applicable:

     Report of Independent Public Accountants F-20

     Schedule II--Valuation and Qualifying Accounts F-21

   Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto, included in this report.

   (3) The exhibits listed below are filed as part of this report:

                                 EXHIBIT INDEX

 Exhibit
 Number                            Exhibit Description
 -------                           -------------------
   3.1   Form of Amended and Restated Certificate of Incorporation.
         (Incorporated by reference to Exhibit No. 3.3 of Focal's Registration
         Statement on Form S-1, originally filed with the Securities and
         Exchange Commission on May 7, 1999, as amended (Registration No. 333-
         77995) (the "S-1"))


   3.2   Certificate of Amendment of Amended and Restated Certificate of
         Incorporation. (Incorporated by reference to Exhibit No. 3.1 of
         Focal's Quarterly Report on Form 10-Q for the period ending June 30,
         2000, originally filed with the Securities and Exchange Commission on August 14, 2000)

   3.3   Form of Amended and Restated By-Laws. (Incorporated by reference to
         Exhibit No. 3.5 of the S-1)


   4.1   Indenture with Harris Trust and Savings Bank, dated February 18, 1998.
         (Incorporated by reference to Exhibit No. 4.1 of Focal's Registration
         Statement on Form S-4, originally filed with the Securities and Exchange Commission on August 13, 1998 (Registration No. 333-49397)
         (the "1998 S-4"))

   4.2 Initial Global 12.125% Senior Discount Note Due February 15, 2008, dated February 18, 1998. (Incorporated by reference to Exhibit No. 4.2 of the 1998 S-4)

   4.3   Stock Purchase Agreement with Madison Dearborn Capital Partners, L.P.,
         Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R.
         Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated November 27,
         1996. (Incorporated by reference to Exhibit No. 4.5 of the 1998 S-4)

 Exhibit
 Number                            Exhibit Description
 -------                           -------------------
   4.4   Amendment No. 1 to Stock Purchase Agreement with Madison Dearborn
         Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III,
         L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C.
         Taylor, Jr., dated January 23, 1998. (Incorporated by reference to
         Exhibit No. 4.6 of the 1998 S-4)


   4.5   Amendment No. 2 to Stock Purchase Agreement with Madison Dearborn
         Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III,
         L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C.
         Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.8 of Focal's Quarterly Report on Form 10-Q for the period ending September 30, 1998, originally filed with the Securities and Exchange Commission on November 16, 1998 (the "3rd Quarter 1998
         10-Q"))

   4.6   Vesting Agreement with Madison Dearborn Capital Partners, L.P., Brian
         F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of November 27, 1996. (Incorporated by reference to Exhibit
         No. 4.1 of the 3rd Quarter 1998 10-Q)

   4.7   Vesting Agreement with Frontenac VI, L.P., Brian F. Addy, John R.
         Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of
         November 27, 1996. (Incorporated by reference to Exhibit No. 4.2 of the 3rd Quarter 1998 10-Q)

   4.8   Vesting Agreement with Battery Ventures III, L.P., Brian F. Addy, John
         R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of
         November 27, 1996. (Incorporated by reference to Exhibit No. 4.3 of the 3rd Quarter 1998 10-Q)

   4.9   Amendment No. 1 to Vesting Agreement and Consent with Madison Dearborn
         Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III,
         L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C.
         Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.4 of the 3rd Quarter 1998 10-Q)

   4.10  Amendment No. 1 to Vesting Agreement and Consent with Madison Dearborn
         Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III,
         L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C.
         Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.5 of the 3rd Quarter 1998 10-Q)

   4.11  Amendment No. 1 to Vesting Agreement and Consent with Madison Dearborn
         Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III,
         L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C.
         Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.6 of the 3rd Quarter 1998 10-Q)

   4.12  Form of Restricted Stock Agreement with each of Brian F. Addy, John R.
         Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of
         September 30, 1998 (Incorporated by reference to Exhibit No. 4.7 of the 3rd Quarter 1998 10-Q)

   4.13  Stockholders Agreement with Madison Dearborn Capital Partners, L.P.,
         Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R.
         Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated November 27,
         1996. (Incorporated by reference to Exhibit No. 4.11 of the 1998 S-4)

   4.14  Amendment No. 1 to Stockholders Agreement with Madison Dearborn
         Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III,
         L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C.
         Taylor, Jr., dated as of July 7, 1998. (Incorporated by reference to Exhibit No. 4.9 of the 3rd Quarter 1998 10-Q)

   4.15  Amendment No. 2 to Stockholders Agreement with Madison Dearborn
         Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III,
         L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C.
         Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.10 of the 3rd Quarter 1998 10-Q)

 Exhibit
 Number                            Exhibit Description
 -------                           -------------------
   4.16  Amendment No. 3 to Stockholders Agreement with Madison Dearborn
         Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III,
         L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C.
         Taylor, Jr., dated February 16, 1999. (Incorporated by reference to
         Exhibit 4.16 of Focal's Annual Report on Form 10-K for the year ended
         December 31, 1999, originally filed with the Securities and Exchange
         Commission on March 31, 1999 (the "1998 10-K"))


   4.17  Amendment No. 4 to Stockholders Agreement with Madison Dearborn
         Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III,
         L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C.
         Taylor, Jr., dated May 21, 1999. (Incorporated by reference to Exhibit
         No. 4.27 of the S-1)

   4.18 Executive Stock Agreement and Employment Agreement with Brian F. Addy, dated November 27, 1996. (Incorporated by reference to Exhibit
         No. 4.12 of the 1998 S-4)+

   4.19  Executive Stock Agreement and Employment Agreement with John R.
         Barnicle, dated November 27, 1996. (Incorporated by reference to
         Exhibit No. 4.13 of the 1998 S-4)+

   4.20  Executive Stock Agreement and Employment Agreement with Joseph A.
         Beatty, dated November 27, 1996. (Incorporated by reference to Exhibit
         No. 4.14 of the 1998 S-4)+

   4.21  Executive Stock Agreement and Employment Agreement with Robert C.
         Taylor, Jr., dated November 27, 1996. (Incorporated by reference to
         Exhibit No. 4.15 of the 1998 S-4)+

   4.22  Amendment No. 1 to Executive Employment Agreement and Consent with
         Brian F. Addy, dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.11 of the 3rd Quarter 1998 10-Q)+

   4.23  Amendment No. 1 to Executive Employment Agreement and Consent with
         John R. Barnicle, dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.12 of the 3rd Quarter 1998 10-Q)+

   4.24  Amendment No. 1 to Executive Employment Agreement and Consent with
         Joseph Beatty, dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.13 of the 3rd Quarter 1998 10-Q)+

   4.25  Amendment No. 1 to Executive Employment Agreement and Consent with
         Robert C. Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.14 of the 3rd Quarter 1998 10-Q)+

   4.26  Registration Agreement with Madison Dearborn Capital Partners, L.P.,
         Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R.
         Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated November 27,
         1996. (Incorporated by reference to Exhibit No. 4.16 of the 1998 S-4)

   4.27  Amendment No. 1 to Registration Agreement with Madison Dearborn
         Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III,
         L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C.
         Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.15 of the 3rd Quarter 1998 10-Q)

   4.28  Amendment No. 2 to Registration Agreement with Madison Dearborn
         Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III,
         L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C.
         Taylor, Jr., dated as of August 2, 2000. (Incorporated by reference to Exhibit No. 4.2 of Focal's Quarterly Report on Form 10-Q for the period ending September 30, 2000, originally filed with the Securities and Exchange Commission on November 14, 2000 (the "3rd Quarter 2000
         10-Q"))

   4.29  Restricted Shares Agreement with Michael L. Mael, effective as of
         January 31, 2000. (Incorporated by reference to Exhibit No. 4.1 of
         Focal's Quarterly Report on Form 10-Q for the period ending March 31,
         2000, originally filed with the Securities and Exchange Commission on May 12, 2000 (the "1st Quarter 2000 10-Q"))+

   4.30  Indenture with Harris Trust and Savings Bank, dated January 12, 2000.
         (Incorporated by reference to Exhibit No. 4.28 of Focal's Registration
         Statement on Form S-4, originally filed with the Securities and Exchange Commission on April 10, 2000, as amended (Registration No.
         333-34480) (the "2000 S-4"))

   4.31  Form of 11 7/8% Senior Notes due January 15, 2010, Series B (CUSIP No.
         344155AE6). (Incorporated by reference to Exhibit No. 4.34 of the 2000
         S-4)

 Exhibit
 Number                            Exhibit Description
 -------                           -------------------
   4.32  Tag Along Agreement with Madison Dearborn Capital Partners, L.P.,
         Frontenac VI, L.P., Battery Ventures III, L.P., Robert C. Taylor, Jr.,
         Mistral Partners, L.P., John R. Barnicle, JRB Partners, L.P., Joseph
         A. Beatty, and Coventry Court Partners, L.P. (Incorporated by
         reference to Exhibit 4.3 of the 3rd Quarter 2000 10-Q)


  10.1   Executive Employment Agreement with Michael L. Mael, dated as of
         January 8, 2000. (Incorporated by reference to Exhibit No. 10.1 of the
         1st Quarter 2000 10-Q)

  10.2   $300 Million Senior Secured Credit Facility Agreement with Focal
         Financial Services, Inc., certain subsidiaries of Focal, as guarantors, and various lenders, dated as of August 25, 2000.
         (Incorporated by reference to Exhibit No. 10.1 of the 3rd Quarter 2000
         10-Q)

  10.3   Network Products Purchase Agreement with Northern Telecom Inc., dated
         January 21, 1997. (Incorporated by reference to Exhibit No. 10.5 of the 1998 S-4)

  10.4   Amendments No. 1 and No. 2 to Network Products Purchase Agreement with
         Northern Telecom Inc., both dated March 6, 1998. (Incorporated by reference to Exhibit No. 10.6 of the 1998 S-4)*

  10.5   Amendment No. 3 to Network Products Purchase Agreement with Northern
         Telecom Inc., dated March 25, 1999. (Incorporated by reference to
         Exhibit No. 10.7 to Focal's Quarterly Report on Form 10-Q for the period ended March 31, 1999, originally filed with the Securities and Exchange Commission on May 7, 1999, as amended)*

  10.6   Loan and Security Agreement with NTFC Capital Corporation dated
         December 30, 1998. (Incorporated by reference to Exhibit No. 10.17 of the 1998 10-K)*

  10.7   Amendment No. 1 to Loan and Security Agreement with NTFC Capital
         Corporation dated as of April 15, 1999. (Incorporated by reference to Exhibit No. 10.25 of the S-1)

  10.8   Second Amendment to Loan and Security Agreement with NTFC Capital
         Corporation, dated as of November 30, 2000.*


  10.9   Employment Agreement with Renee M. Martin, dated March 20, 1998.
         (Incorporated by reference to Exhibit No. 10.16 of the 1998 S-4)+

  10.10  Amendment No. 1 to Executive Employment Agreement with Renee M.
         Martin, dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 10.10 of the 3rd Quarter 1998 10-Q)+

  10.11  1997 Nonqualified Stock Option Plan, amended and restated as of
         August 21, 1998. (Incorporated by reference to Exhibit No. 10.7 of the
         3rd Quarter 1998 10-Q)+

  10.12 Amendment to 1997 Nonqualified Stock Option Plan (amended and restated as of August 21, 1998), dated as of May 21, 1999. (Incorporated by reference to Exhibit No. 10.58 of the S-1)+

  10.13 Form of Amended and Restated Stock Option Agreement. (Incorporated by reference to Exhibit No. 10.33 of the 1998 10-K)+

  10.14  Amended and Restated 1998 Equity and Performance Incentive Plan.
         (Incorporated by reference to Exhibit No. 4.39 of Focal's Registration
         Statement on Form S-8, originally filed with the Securities and Exchange Commission on September 22, 2000)+

  10.15 Form of Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit No. 4.1 of the 3rd Quarter 2000 10-Q)+

  10.16 1998 Equity Plan for Non-Employee Directors. (Incorporated by reference to Exhibit No. 10.9 of the 3rd Quarter 1998 10-Q)+

  10.17  Agreement for Sale of Real Property between Focal Communications
         Corporation and United Air Lines, Inc. dated August 13, 1998.
         (Incorporated by reference to Exhibit No. 10.36 of the 1998 10-K)

  10.18  IRU Agreement dated April 28, 1999, by and between Focal Financial
         Services, Inc. and Level 3 Communications, LLC. (Incorporated by reference to Exhibit No. 10.55 of the S-1)*

 Exhibit
 Number                            Exhibit Description
 -------                           -------------------
  10.19  Private Line Service Agreement, dated May 4, 1999, by and between
         Focal Communications Corporation and WorldCom Technologies, Inc.
         (Incorporated by reference to Exhibit No. 10.56 of the S-1)*


  10.20  Fiber Optic Network leased Fiber Agreement between Metromedia Fiber
         Network Services, Inc. and Focal Financial Services, Inc., dated as of
         May 24, 1999. (Incorporated by reference to Exhibit No. 10.57 of the
         S-1)*

  10.21  2000 Employee Stock Purchase Plan. (Incorporated by reference to
         Exhibit No. 4.39 of Focal's Registration Statement on Form S-8 (ESPP), originally filed with the Securities and Exchange Commission on September 21, 2000 (the "ESPP S-8"))

  10.22  Form of Stock Purchase Agreement. (Incorporated by reference to
         Exhibit No. 4.40 of the ESPP S-8)


  10.23 401(k) Profit Sharing Plan. (Incorporated by reference to Exhibit 4.39 of Focal's Registration Statement on Form S-8 (401(k) Profit Sharing
         Plan), originally filed with the Securities and Exchange Commission on September 21, 2000)

  21.1   Subsidiaries of Focal. (Incorporated by reference to Exhibit No. 21.1 of the 2000 S-4


  23.1   Consent of Arthur Andersen LLP.

--------

  * Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.
  + Management contract or compensatory plan.

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

                                          Focal Communications Corporation

                                                 /s/ Robert C. Taylor, Jr.
                                          By: _________________________________
                                             Robert C. Taylor, Jr.
                                             President and Chief Executive
                                             Officer
                                             March 30, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each Director whose signature appears below authorizes and appoints Robert C. Taylor, Jr., John R. Barnicle and Renee M. Martin, or any of them, as his attorney-in-fact to sign and file on his behalf any and all amendments to this report.

              Signature                          Title                   Date
              ---------                          -----                   ----

    /s/ Robert C. Taylor, Jr.          President, Chief Executive   March 30, 2001
______________________________________  Officer and Director
        Robert C. Taylor, Jr.           (Principal Executive
                                        Officer)

       /s/ John R. Barnicle            Executive Vice President,    March 30, 2001
______________________________________  Chief Operating Officer,
           John R. Barnicle             and Director

        /s/ Ronald Reising             Executive Vice President     March 30, 2001
______________________________________  and Chief Financial
            Ronald Reising              Officer (Principal
                                        Financial Officer)

      /s/ Gregory J. Swanson           Controller (Principal        March 30, 2001
______________________________________  Accounting Officer)
          Gregory J. Swanson

      /s/ John A. Edwardson            Director                     March 30, 2001
______________________________________
          John A. Edwardson

      /s/ Andrew E. Sinwell            Director                     March 30, 2001
______________________________________
          Andrew E. Sinwell

       /s/ Todd A. Dagres              Director                     March 30, 2001
______________________________________
            Todd A. Dagres

     /s/ James N. Perry, Jr.           Director                     March 30, 2001
______________________________________
         James N. Perry, Jr.

       /s/ Paul G. Yovovich            Director                     March 30, 2001
______________________________________
           Paul G. Yovovich

     /s/ Kathleen A. Perone            Director                     March 30, 2001
______________________________________
          Kathleen A. Perone

    /s/ James E. Crawford III          Director                     March 30, 2001
______________________________________
        James E. Crawford III

                                 EXHIBIT INDEX

 Exhibit
 Number              Exhibit Description                      Location
 -------             -------------------                      --------
   3.1   Form of Amended and Restated Certificate     Incorporated by reference
         of Incorporation. (Incorporated by
         reference to Exhibit No. 3.3 of Focal's
         Registration Statement on Form S-1,
         originally filed with the Securities and
         Exchange Commission on May 7, 1999, as
         amended (Registration No. 333-77995) (the
         "S-1"))


   3.2   Certificate of Amendment of Amended and      Incorporated by reference
         Restated Certificate of Incorporation.
         (Incorporated by reference to Exhibit No.
         3.1 of Focal's Quarterly Report on Form
         10-Q for the period ending June 30, 2000,
         originally filed with the Securities and
         Exchange Commission on August 14, 2000)

   3.3   Form of Amended and Restated By-Laws.        Incorporated by reference
         (Incorporated by reference to Exhibit No.
         3.5 of the S-1)

   4.1   Indenture with Harris Trust and Savings      Incorporated by reference
         Bank, dated February 18, 1998.
         (Incorporated by reference to Exhibit No.
         4.1 of Focal's Registration Statement on
         Form S-4, originally filed with the
         Securities and Exchange Commission on
         August 13, 1998 (Registration No. 333-
         49397) (the "1998 S-4"))

   4.2   Initial Global 12.125% Senior Discount       Incorporated by reference
         Note Due February 15, 2008, dated February
         18, 1998. (Incorporated by reference to
         Exhibit No. 4.2 of the 1998 S-4)

   4.3   Stock Purchase Agreement with Madison        Incorporated by reference
         Dearborn Capital Partners, L.P., Frontenac
         VI, L.P., Battery Ventures III, L.P.,
         Brian F. Addy, John R. Barnicle, Joseph
         Beatty, and Robert C. Taylor, Jr., dated
         November 27, 1996. (Incorporated by
         reference to Exhibit No. 4.5 of the 1998
         S-4)

   4.4   Amendment No. 1 to Stock Purchase            Incorporated by reference
         Agreement with Madison Dearborn Capital
         Partners, L.P., Frontenac VI, L.P.,
         Battery Ventures III, L.P., Brian F. Addy,
         John R. Barnicle, Joseph Beatty, and
         Robert C. Taylor, Jr., dated January 23,
         1998. (Incorporated by reference to
         Exhibit No. 4.6 of the 1998 S-4)

   4.5   Amendment No. 2 to Stock Purchase            Incorporated by reference
         Agreement with Madison Dearborn Capital
         Partners, L.P., Frontenac VI, L.P.,
         Battery Ventures III, L.P., Brian F. Addy,
         John R. Barnicle, Joseph Beatty, and
         Robert C. Taylor, Jr., dated as of August
         21, 1998. (Incorporated by reference to
         Exhibit No. 4.8 of Focal's Quarterly
         Report on Form 10-Q for the period ending
         September 30, 1998, originally filed with
         the Securities and Exchange Commission on
         November 16, 1998 (the "3rd Quarter 1998
         10-Q"))

   4.6   Vesting Agreement with Madison Dearborn      Incorporated by reference
         Capital Partners, L.P., Brian F. Addy,
         John R. Barnicle, Joseph Beatty, and
         Robert C. Taylor, Jr., dated as of
         November 27, 1996. (Incorporated by
         reference to Exhibit No. 4.1 of the 3rd
         Quarter 1998 10-Q)

   4.7   Vesting Agreement with Frontenac VI, L.P.,   Incorporated by reference
         Brian F. Addy, John R. Barnicle, Joseph
         Beatty, and Robert C. Taylor, Jr., dated
         as of November 27, 1996. (Incorporated by
         reference to Exhibit No. 4.2 of the 3rd
         Quarter 1998 10-Q)

 Exhibit
 Number              Exhibit Description                      Location
 -------             -------------------                      --------
   4.8   Vesting Agreement with Battery Ventures      Incorporated by reference
         III, L.P., Brian F. Addy, John R.
         Barnicle, Joseph Beatty, and Robert C.
         Taylor, Jr., dated as of November 27,
         1996. (Incorporated by reference to
         Exhibit No. 4.3 of the 3rd Quarter 1998
         10-Q)


   4.9   Amendment No. 1 to Vesting Agreement and     Incorporated by reference
         Consent with Madison Dearborn Capital
         Partners, L.P., Frontenac VI, L.P.,
         Battery Ventures III, L.P., Brian F. Addy,
         John R. Barnicle, Joseph Beatty, and
         Robert C. Taylor, Jr., dated as of August
         21, 1998. (Incorporated by reference to
         Exhibit No. 4.4 of the 3rd Quarter 1998
         10-Q)

   4.10  Amendment No. 1 to Vesting Agreement and     Incorporated by reference
         Consent with Madison Dearborn Capital
         Partners, L.P., Frontenac VI, L.P.,
         Battery Ventures III, L.P., Brian F. Addy,
         John R. Barnicle, Joseph Beatty, and
         Robert C. Taylor, Jr., dated as of August
         21, 1998. (Incorporated by reference to
         Exhibit No. 4.5 of the 3rd Quarter 1998
         10-Q)

   4.11  Amendment No. 1 to Vesting Agreement and     Incorporated by reference
         Consent with Madison Dearborn Capital
         Partners, L.P., Frontenac VI, L.P.,
         Battery Ventures III, L.P., Brian F. Addy,
         John R. Barnicle, Joseph Beatty, and
         Robert C. Taylor, Jr., dated as of August
         21, 1998. (Incorporated by reference to
         Exhibit No. 4.6 of the 3rd Quarter 1998
         10-Q)

   4.12  Form of Restricted Stock Agreement with      Incorporated by reference
         each of Brian F. Addy, John R. Barnicle,
         Joseph Beatty, and Robert C. Taylor, Jr.,
         dated as of September 30, 1998
         (Incorporated by reference to Exhibit No.
         4.7 of the 3rd Quarter 1998 10-Q)

   4.13  Stockholders Agreement with Madison          Incorporated by reference
         Dearborn Capital Partners, L.P., Frontenac
         VI, L.P., Battery Ventures III, L.P.,
         Brian F. Addy, John R. Barnicle, Joseph
         Beatty, and Robert C. Taylor, Jr., dated
         November 27, 1996. (Incorporated by
         reference to Exhibit No. 4.11 of the 1998
         S-4)

   4.14  Amendment No. 1 to Stockholders Agreement    Incorporated by reference
         with Madison Dearborn Capital Partners,
         L.P., Frontenac VI, L.P., Battery Ventures
         III, L.P., Brian F. Addy, John R.
         Barnicle, Joseph Beatty, and Robert C.
         Taylor, Jr., dated as of July 7, 1998.
         (Incorporated by reference to Exhibit No.
         4.9 of the 3rd Quarter 1998 10-Q)

   4.15  Amendment No. 2 to Stockholders Agreement    Incorporated by reference
         with Madison Dearborn Capital Partners,
         L.P., Frontenac VI, L.P., Battery Ventures
         III, L.P., Brian F. Addy, John R.
         Barnicle, Joseph Beatty, and Robert C.
         Taylor, Jr., dated as of August 21, 1998.
         (Incorporated by reference to Exhibit No.
         4.10 of the 3rd Quarter 1998 10-Q)

   4.16  Amendment No. 3 to Stockholders Agreement    Incorporated by reference
         with Madison Dearborn Capital Partners,
         L.P., Frontenac VI, L.P., Battery Ventures
         III, L.P., Brian F. Addy, John R.
         Barnicle, Joseph Beatty, and Robert C.
         Taylor, Jr., dated February 16, 1999.
         (Incorporated by reference to Exhibit 4.16
         of Focal's Annual Report on Form 10-K for
         the year ended December 31, 1999,
         originally filed with the Securities and
         Exchange Commission on March 31, 1999 (the
         "1998 10-K"))

   4.17  Amendment No. 4 to Stockholders Agreement    Incorporated by reference
         with Madison Dearborn Capital Partners,
         L.P., Frontenac VI, L.P., Battery Ventures
         III, L.P., Brian F. Addy, John R.
         Barnicle, Joseph Beatty, and Robert C.
         Taylor, Jr., dated May 21, 1999.
         (Incorporated by reference to Exhibit No.
         4.27 of the S-1)

 Exhibit
 Number              Exhibit Description                      Location
 -------             -------------------                      --------
   4.18  Executive Stock Agreement and Employment     Incorporated by reference
         Agreement with Brian F. Addy, dated
         November 27, 1996. (Incorporated by
         reference to Exhibit No. 4.12 of the 1998
         S-4)+


   4.19  Executive Stock Agreement and Employment     Incorporated by reference
         Agreement with John R. Barnicle, dated
         November 27, 1996. (Incorporated by
         reference to Exhibit No. 4.13 of the 1998
         S-4)+

   4.20  Executive Stock Agreement and Employment     Incorporated by reference
         Agreement with Joseph A. Beatty, dated
         November 27, 1996. (Incorporated by
         reference to Exhibit No. 4.14 of the 1998
         S-4)+

   4.21  Executive Stock Agreement and Employment     Incorporated by reference
         Agreement with Robert C. Taylor, Jr.,
         dated November 27, 1996. (Incorporated by
         reference to Exhibit No. 4.15 of the 1998
         S-4)+

   4.22  Amendment No. 1 to Executive Employment      Incorporated by reference
         Agreement and Consent with Brian F. Addy,
         dated as of August 21, 1998. (Incorporated
         by reference to Exhibit No. 4.11 of the
         3rd Quarter 1998 10-Q)+

   4.23  Amendment No. 1 to Executive Employment      Incorporated by reference
         Agreement and Consent with John R.
         Barnicle, dated as of August 21, 1998.
         (Incorporated by reference to Exhibit No.
         4.12 of the 3rd Quarter 1998 10-Q)+

   4.24  Amendment No. 1 to Executive Employment      Incorporated by reference
         Agreement and Consent with Joseph Beatty,
         dated as of August 21, 1998. (Incorporated
         by reference to Exhibit No. 4.13 of the
         3rd Quarter 1998 10-Q)+

   4.25  Amendment No. 1 to Executive Employment      Incorporated by reference
         Agreement and Consent with Robert C.
         Taylor, Jr., dated as of August 21, 1998.
         (Incorporated by reference to Exhibit No.
         4.14 of the 3rd Quarter 1998 10-Q)+

   4.26  Registration Agreement with Madison          Incorporated by reference
         Dearborn Capital Partners, L.P., Frontenac
         VI, L.P., Battery Ventures III, L.P.,
         Brian F. Addy, John R. Barnicle, Joseph
         Beatty, and Robert C. Taylor, Jr., dated
         November 27, 1996. (Incorporated by
         reference to Exhibit No. 4.16 of the 1998
         S-4)

   4.27  Amendment No. 1 to Registration Agreement    Incorporated by reference
         with Madison Dearborn Capital Partners,
         L.P., Frontenac VI, L.P., Battery Ventures
         III, L.P., Brian F. Addy, John R.
         Barnicle, Joseph Beatty, and Robert C.
         Taylor, Jr., dated as of August 21, 1998.
         (Incorporated by reference to Exhibit No.
         4.15 of the 3rd Quarter 1998 10-Q)

   4.28  Amendment No. 2 to Registration Agreement    Incorporated by reference
         with Madison Dearborn Capital Partners,
         L.P., Frontenac VI, L.P., Battery Ventures
         III, L.P., Brian F. Addy, John R.
         Barnicle, Joseph Beatty, and Robert C.
         Taylor, Jr., dated as of August 2, 2000.
         (Incorporated by reference to Exhibit No.
         4.2 of Focal's Quarterly Report on Form
         10-Q for the period ending September 30,
         2000, originally filed with the Securities
         and Exchange Commission on November 14,
         2000 (the "3rd Quarter 2000 10-Q"))

   4.29  Restricted Shares Agreement with Michael     Incorporated by reference
         L. Mael, effective as of January 31, 2000.
         (Incorporated by reference to Exhibit No.
         4.1 of Focal's Quarterly Report on Form
         10-Q for the period ending March 31, 2000,
         originally filed with the Securities and
         Exchange Commission on May 12, 2000 (the
         "1st Quarter 2000 10-Q"))+

 Exhibit
 Number              Exhibit Description                      Location
 -------             -------------------                      --------
   4.30  Indenture with Harris Trust and Savings      Incorporated by reference
         Bank, dated January 12, 2000.
         (Incorporated by reference to Exhibit No.
         4.28 of Focal's Registration Statement on
         Form S-4, originally filed with the
         Securities and Exchange Commission on
         April 10, 2000, as amended (Registration
         No. 333-34480) (the "2000 S-4"))


   4.31  Form of 11 7/8% Senior Note due January      Incorporated by reference
         15, 2010, Series B (CUSIP No. 344155AE6).
         (Incorporated by reference to Exhibit No.
         4.34 of the 2000 S-4)

   4.32  Tag Along Agreement with Madison Dearborn    Incorporated by reference
         Capital Partners, L.P., Frontenac VI,
         L.P., Battery Ventures III, L.P., Robert
         C. Taylor, Jr., Mistral Partners, L.P.,
         John R. Barnicle, JRB Partners, L.P.,
         Joseph A. Beatty, and Coventry Court
         Partners, L.P. (Incorporated by reference
         to Exhibit 4.3 of the 3rd Quarter 2000 10-
         Q)

  10.1   Executive Employment Agreement with          Incorporated by reference
         Michael L. Mael, dated as of January 8,
         2000. (Incorporated by reference to
         Exhibit No. 10.1 of the 1st Quarter 2000
         10-Q)

  10.2   $300 Million Senior Secured Credit           Incorporated by reference
         Facility Agreement with Focal Financial
         Services, Inc., certain subsidiaries of
         Focal, as guarantors, and various lenders,
         dated as of August 25, 2000. (Incorporated
         by reference to Exhibit No. 10.1 of the
         3rd Quarter 2000 10-Q)

  10.3   Network Products Purchase Agreement with     Incorporated by reference
         Northern Telecom Inc., dated January 21,
         1997. (Incorporated by reference to
         Exhibit No. 10.5 of the 1998 S-4)

  10.4   Amendments No. 1 and No. 2 to Network        Incorporated by reference
         Products Purchase Agreement with Northern
         Telecom Inc., both dated March 6, 1998.
         (Incorporated by reference to Exhibit No.
         10.6 of the 1998 S-4)*

  10.5   Amendment No. 3 to Network Products          Incorporated by reference
         Purchase Agreement with Northern Telecom
         Inc., dated March 25, 1999. (Incorporated
         by reference to Exhibit No. 10.7 to
         Focal's Quarterly Report on Form 10-Q for
         the period ended March 31, 1999,
         originally filed with the Securities and
         Exchange Commission on May 7, 1999, as
         amended)*

  10.6   Loan and Security Agreement with NTFC        Incorporated by reference
         Capital Corporation dated December 30,
         1998 (Incorporated by reference to Exhibit
         No. 10.17 of the 1998 10-K).*

  10.7   Amendment No. 1 to Loan and Security         Incorporated by reference
         Agreement with NTFC Capital Corporation
         dated as of April 15, 1999. (Incorporated
         by reference to Exhibit No. 10.25 of the
         S-1)

  10.8   Second Amendment to Loan and Security        Filed herewith
         Agreement with NTFC Capital Corporation,
         dated as of November 30, 2000.*

  10.9   Employment Agreement with Renee M. Martin,   Incorporated by reference
         dated March 20, 1998. (Incorporated by
         reference to Exhibit No. 10.16 of the 1998
         S-4)+

  10.10  Amendment No. 1 to Executive Employment      Incorporated by reference
         Agreement with Renee M. Martin, dated as
         of August 21, 1998. (Incorporated by
         reference to Exhibit No. 10.10 of the 3rd
         Quarter 1998 10-Q)+

  10.11  1997 Nonqualified Stock Option Plan,         Incorporated by reference
         amended and restated as of August 21,
         1998. (Incorporated by reference to
         Exhibit No. 10.7 of the 3rd Quarter 1998
         10-Q)+

 Exhibit
 Number              Exhibit Description                      Location
 -------             -------------------                      --------
  10.12  Amendment to 1997 Nonqualified Stock         Incorporated by reference
         Option Plan (amended and restated as of
         August 21, 1998), dated as of May 21,
         1999. (Incorporated by reference to
         Exhibit No. 10.58 of the S-1)+


  10.13  Form of Amended and Restated Stock Option    Incorporated by reference
         Agreement. (Incorporated by reference to
         Exhibit No. 10.33 of the 1998 10-K)+

  10.14  Amended and Restated 1998 Equity and         Incorporated by reference
         Performance Incentive Plan. (Incorporated
         by reference to Exhibit No. 4.39 of
         Focal's Registration Statement on Form S-
         8, originally filed with the Securities
         and Exchange Commission on September 22,
         2000)+
  10.15  Form of Non-Qualified Stock Option           Incorporated by reference
         Agreement. (Incorporated by reference to
         Exhibit No. 4.1 of the 3rd Quarter 2000
         10-Q)+

  10.16  1998 Equity Plan for Non-Employee            Incorporated by reference
         Directors. (Incorporated by reference to
         Exhibit No. 10.9 of the 3rd Quarter 1998
         10-Q)+

  10.17  Agreement for Sale of Real Property          Incorporated by reference
         between Focal Communications Corporation
         and United Air Lines, Inc. dated August
         13, 1998. (Incorporated by reference to
         Exhibit No. 10.36 of the 1998 10-K)

  10.18  IRU Agreement dated April 28, 1999, by and   Incorporated by reference
         between Focal Financial Services, Inc. and
         Level 3 Communications, LLC. (Incorporated
         by reference to Exhibit No. 10.55 of the
         S-1)*

  10.19  Private Line Service Agreement, dated May    Incorporated by reference
         4, 1999, by and between Focal
         Communications Corporation and WorldCom
         Technologies, Inc. (Incorporated by
         reference to Exhibit No. 10.56 of the S-
         1)*

  10.20  Fiber Optic Network leased Fiber Agreement   Incorporated by reference
         between Metromedia Fiber Network Services,
         Inc. and Focal Financial Services, Inc.,
         dated as of May 24, 1999. (Incorporated by
         reference to Exhibit No. 10.57 of the S-
         1)*

  10.21  2000 Employee Stock Purchase Plan.           Incorporated by reference
         (Incorporated by reference to Exhibit No.
         4.39 of Focal's Registration Statement on
         Form S-8 (ESPP), originally filed with the
         Securities and Exchange Commission on
         September 21, 2000 (the "ESPP S-8"))

  10.22  Form of Stock Purchase Agreement.            Incorporated by reference
         (Incorporated by reference to Exhibit No.
         4.40 of the ESPP S-8)

  10.23  401(k) Profit Sharing Plan. (Incorporated    Incorporated by reference
         by reference to Exhibit 4.39 of Focal's
         Registration Statement on Form S-8 (401(k)
         Profit Sharing Plan), originally filed
         with the Securities and Exchange
         Commission on September 21, 2000)

  21.1   Subsidiaries of Focal. (Incorporated by      Incorporated by reference
         reference to Exhibit No. 21.1 of the 2000
         S-4)

  23.1   Consent of Arthur Andersen LLP.              Filed herewith

--------

  * Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.
  + Management contract or compensatory plan.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..................................  F-2
CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheets as of December 31, 2000 and 1999............  F-3
  Consolidated Statements of Operations for the Three Years Ended December
   31, 2000...............................................................  F-4
  Consolidated Statements of Stockholders' Equity for the Three Years
   Ended December 31, 2000................................................  F-5
Consolidated Statements of Cash Flows for the Three Years Ended December
 31, 2000.................................................................  F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................  F-7
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.................................. F-21
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS............................. F-22

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Focal Communications Corporation:

   We have audited the accompanying consolidated balance sheets of FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES (a Delaware corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Focal Communications Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Chicago, Illinois
February 9, 2001

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        As of December 31, 2000 and 1999
                  (Dollars in thousands, except share amounts)

                          ASSETS                              2000      1999
                          ------                            --------  --------
Current assets:
  Cash and cash equivalents................................ $171,417  $178,142
  Short-term investments...................................   10,320    10,000
  Accounts receivable, net of allowance for doubtful
   accounts of $9,600 and $7,700 at December 31, 2000 and
   1999, respectively......................................   46,823    27,247
  Other current assets.....................................   21,069     4,543
                                                            --------  --------
    Total current assets...................................  249,629   219,932
                                                            --------  --------
Property, Plant and Equipment, at cost.....................  536,355   224,470
  Less--Accumulated depreciation and amortization..........  (85,083)  (28,169)
                                                            --------  --------
Property, Plant and Equipment, net.........................  451,272   196,301
                                                            --------  --------
Other noncurrent assets....................................   22,784     4,753
                                                            --------  --------
                                                            $723,685  $420,986
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable......................................... $ 99,909  $ 15,324
  Accrued liabilities......................................   28,730     7,560
  Current maturities of long-term debt.....................    9,909     9,252
                                                            --------  --------
    Total current liabilities..............................  138,548    32,136
                                                            --------  --------
Long-term debt, net of current maturities..................  534,841   244,534
                                                            --------  --------
Other noncurrent liabilities...............................    5,507     1,829
                                                            --------  --------
Stockholders' equity:
  Common Stock, $.01 par value; 100,000,000 shares
   authorized; 61,454,594 and 60,748,981 shares issued and
   outstanding at December 31, 2000 and 1999, respectively.      615       607
  Additional paid-in capital...............................  184,953   177,535
  Deferred compensation....................................   (1,186)   (1,919)
  Accumulated deficit...................................... (139,593)  (33,736)
                                                            --------  --------
    Total stockholders' equity.............................   44,789   142,487
                                                            --------  --------
                                                            $723,685  $420,986
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  For the Three Years Ended December 31, 2000
                  (Dollars in thousands, except share amounts)

                                               2000        1999        1998
                                            ----------  ----------  ----------
REVENUES:
  Data services............................ $  158,968  $   96,856  $       --
  Telecom services ........................     75,152      30,005          --
                                            ----------  ----------  ----------
    Total revenues ........................    234,120     126,861      43,532
                                            ----------  ----------  ----------
EXPENSES:
  Network expenses.........................     89,741      29,941       5,098
  Selling, general and administrative......    155,498      73,455      22,396
  Depreciation and amortization............     56,985      23,763       6,671
  Non-cash compensation expense............      6,360       7,186       3,070
                                            ----------  ----------  ----------
    Total expenses.........................    308,584     134,345      37,235
                                            ----------  ----------  ----------
OPERATING INCOME (LOSS)....................    (74,464)     (7,484)      6,297
                                            ----------  ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income..........................     20,339       7,946       6,528
  Interest expense, net....................    (56,179)    (21,639)    (16,134)
  Other income (expense)...................        242        (609)         --
                                            ----------  ----------  ----------
    Total other expense....................    (35,598)    (14,302)     (9,606)
                                            ----------  ----------  ----------
LOSS BEFORE INCOME TAXES...................   (110,062)    (21,786)     (3,309)
BENEFIT (PROVISION) FOR INCOME TAXES.......      4,205        (600)     (4,660)
                                            ----------  ----------  ----------
NET LOSS................................... $ (105,857) $  (22,386) $   (7,969)
                                            ==========  ==========  ==========
BASIC AND DILUTED NET LOSS PER SHARE
 OF COMMON STOCK........................... $    (1.75) $    (0.45) $    (0.18)
                                            ==========  ==========  ==========
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF
 COMMON STOCK OUTSTANDING.................. 60,456,245  50,066,315  43,763,000
                                            ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  For the Three Years Ended December 31, 2000
                  (Dollars in thousands, except common shares)

                                             Additional
                            Common            paid-in     Deferred   Accumulated
                            Shares    Amount  Capital   Compensation   Deficit    Total
                          ----------  ------ ---------- ------------ ----------- --------
BALANCE, December 31,
 1997...................  17,355,500   $174   $  4,923    $(3,792)    $  (3,381) $ (2,076)
Reclassification
 resulting from
 amendment to stock
 purchase agreement.....  40,153,500    401     12,002         --            --    12,403
Issuance of Common
 Stock..................      33,500     --     13,900         --            --    13,900
Cancellation and
 conversion of Common
 Stock..................  (8,855,500)   (88)     4,102     (4,014)           --        --
Amortization of deferred
 compensation...........          --     --         --      3,070            --     3,070
Net loss................          --     --         --         --        (7,969)   (7,969)
                          ----------   ----   --------    -------     ---------  --------
BALANCE, December 31,
 1998...................  48,687,000    487     34,927     (4,736)      (11,350)   19,328
Issuance of Common
 Stock..................  11,592,500    116    137,377         --            --   137,493
Stock options exercised.     469,481      4        862         --            --       866
Non-cash compensation...          --     --      4,369         --            --     4,369
Amortization of deferred
 compensation...........          --     --         --      2,817            --     2,817
Net loss................          --     --         --         --       (22,386)  (22,386)
                          ----------   ----   --------    -------     ---------  --------
BALANCE, December 31,
 1999...................  60,748,981    607    177,535     (1,919)      (33,736)  142,487
Issuance of Common
 Stock..................     150,000      2         --         --            --         2
Cancellation of Common
 Stock..................    (175,000)    (2)        --         --            --        (2)
Stock options exercised.     730,613      8      1,791         --            --     1,799
Non-cash compensation...          --     --      5,627         --            --     5,627
Amortization of deferred
 compensation...........          --     --         --        733            --       733
Net loss................          --     --         --         --      (105,857) (105,857)
                          ----------   ----   --------    -------     ---------  --------
BALANCE, December 31,
 2000...................  61,454,594   $615   $184,953    $(1,186)    $(139,593) $ 44,789
                          ==========   ====   ========    =======     =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the Three Years Ended December 31, 2000
                  (Dollars in thousands, except share amounts)

                                                  2000       1999       1998
                                                ---------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................... $(105,857) $( 22,386) $ (7,969)
  Adjustments to reconcile net loss to net cash
   provided by operating activities--
    Depreciation and amortization..............    56,985     23,763     6,671
    Amortization of obligation under capital
     lease.....................................     2,275      1,077        --
    Non-cash compensation expense..............     6,360      7,186     3,070
    Amortization of discount on senior discount
     notes.....................................    23,487     20,713    16,080
    Loss on disposal of fixed assets...........        --        609        --
    Gain on sale of investment affiliate.......      (199)        --        --
    Provision for losses on accounts
     receivable................................     6,987      7,090       720
    Changes in operating assets and
     liabilities--
      Accounts receivable......................   (26,563)   (24,545)   (8,157)
      Other current assets.....................   (16,526)    (3,699)     (718)
      Accounts payable and accrued liabilities.   105,755      8,522    12,491
      Other non-current assets and liabilities,
       net.....................................      (508)       219       319
                                                ---------  ---------  --------
        Net cash provided by operating
         activities............................    52,196     18,549    22,507
                                                ---------  ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.........................  (309,617)  (128,550)  (64,229)
  Change in short-term investments.............      (320)    (2,040)   (7,960)
                                                ---------  ---------  --------
        Net cash used in investing activities..  (309,937)  (130,590)  (72,189)
                                                ---------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred debt issuance cost..................   (14,549)        --        --
  Proceeds from issuance of long-term debt.....   273,020     31,768   163,103
  Payments on long-term debt...................    (9,254)    (5,985)   (3,537)
  Net proceeds from the issuance of Common
   Stock.......................................     1,799    138,359    13,900
                                                ---------  ---------  --------
        Net cash provided by financing
         activities............................   251,016    164,142   173,466
                                                ---------  ---------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS...................................    (6,725)    52,101   123,784
CASH AND CASH EQUIVALENTS
  Beginning of period..........................   178,142    126,041     2,257
                                                ---------  ---------  --------
CASH AND CASH EQUIVALENTS
  End of period................................ $ 171,417  $ 178,142  $126,041
                                                =========  =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Dollars in thousands, except share amounts)

1. ORGANIZATION AND OPERATIONS

   Focal Communications Corporation began operations on May 31, 1996. Focal Communications Corporation and Subsidiaries is a national broadband communications provider in the United States and offers a range of voice, data and Internet infrastructure services to larger, communications-intensive users in major cities.

2. SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

   The 2000 and 1999 consolidated financial statements include the accounts of all our wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

 Concentration of Suppliers

   We currently lease our transport capacity from a limited number of suppliers and are dependent upon the availability of fiber transmission facilities owned by those suppliers. We are currently vulnerable to the risk of renewing favorable supplier contracts, timeliness of the supplier in processing our orders for customers and we are at risk to regulatory agreements that govern the rates to be charged to us.

 Financial Instruments

   We consider all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments primarily consist of debt securities, which typically mature between three months and one year from the purchase date and are held to maturity and valued at amortized cost, which approximates fair value. The carrying value for current assets and current liabilities as of December 31, 2000 and 1999 reasonably approximates fair value due to the nature of the financial instrument and the short maturity of these items. Fair value for our long-term debt is based on market quotes, where available or by discounting expected cash flows at the rates currently offered to us for debt of the same remaining maturities. The fair value of our long-term debt is approximately $295,000 and $176,850 as of December 31, 2000 and 1999, respectively.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

 Revenue Recognition

   Revenue is recognized as we provide services to our customers. Monthly recurring charges include fees paid by customers for lines in service, additional features on those lines and colocation space. These charges are billed monthly, in advance, and are fully earned during the month. Usage charges and reciprocal compensation charges are billed in arrears and are fully earned when billed. Initial, non-recurring fees are deferred and amortized over estimated customer lives.

 Depreciation and Amortization

   Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

      Asset Description                                Useful Life
      -----------------                                -----------
      Buildings and improvements......... 20 years
      Communications network............. 3-20 years
      Computer equipment................. 3 years
      Leasehold improvements............. Shorter of asset life or life of lease
      Furniture and fixtures............. 2-5 years
      Motor vehicles..................... 2-3 years

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

 Income Taxes

   We account for income taxes using the liability approach pursuant to which deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates currently in effect. State and local taxes may be based on factors other than income.

 Segment Information

   In 1998, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information which requires a "management approach"" to segment information. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of our reportable segments. We operate in a single industry segment, "Communication Services." Operations are managed and financial performance is evaluated based on the delivery of multiple communications services to customers over fiber networks.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

 Software Costs

   Certain costs incurred in the development of internal use software are capitalized and amortized over their appropriate useful lives.

 Reclassifications

   Certain prior-year amounts have been reclassified to conform to the 2000 and 1999 presentation. These changes had no impact on our previously reported financial position or our results of operations.

3. PROPERTY, PLANT AND EQUIPMENT

   Long-lived assets are stated at cost, which includes direct costs and capitalized interest, and are depreciated once placed in service using the straight line method. Interest capitalized in 2000 and 1999 amounted to $9,374 and $3,633, respectively.

   Property, plant and equipment consists of the following:

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
      Building and improvements............................. $  8,444  $  8,365
      Communications network................................  254,860   106,723
      Computer equipment....................................   34,172    11,646
      Leasehold improvements................................   55,527    24,756
      Furniture and fixtures................................   10,166     5,020
      Motor vehicles........................................      488       152
      Assets under capital lease............................   22,354    20,917
      Construction in progress..............................  150,344    46,891
                                                             --------  --------
                                                              536,355   224,470
      Less--Accumulated depreciation and amortization.......  (85,083)  (28,169)
                                                             --------  --------
        Total............................................... $451,272  $196,301
                                                             ========  ========

4. LONG-TERM DEBT

   In February 1998, we completed our offering of $270 million stated principal amount at maturity of our 12.125% senior discount notes due 2008 (the 1998 "Notes"), resulting in gross proceeds of $150,028. The 1998 Notes bear interest at the rate of 12.125% per annum (computed on a semi-annual Note equivalent basis) with an effective interest rate of approximately 11.09% and 11.81% for 2000 and 1999, respectively. Prior to February 15, 2003, interest accrues but is not payable in cash.

   From February 15, 2003, interest on the stated principal amount at maturity of the 1998 Notes will be payable in cash semiannually on August 15 and February 15 of each year, beginning on August 15, 2003. Total interest expense for the 1998 Notes was $23,296 in 2000 and $20,713 in 1999.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   The 1998 Notes are senior unsecured obligations of Focal's ranking pari passu in right of payment with all other existing and future senior indebtedness of ours, if any, and will rank senior in right of payment to all existing and future subordinated indebtedness of Focal's, if any. Holders of secured indebtedness of Focal's, however, will have claims that are prior to the claims of the holders of the 1998 Notes with respect to the assets securing such other indebtedness. The 1998 Notes will be effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries (including accounts payable).

   The 1998 Notes are redeemable, at our option, in whole or in part, at any time or from time to time, on or after February 15, 2003, at 106.063% of their stated principal amount at maturity, plus accrued and unpaid current interest, declining ratably to 100% of their stated principal amount at maturity, plus accrued and unpaid current interest, on or after February 15, 2006.

   The Notes indenture contains certain covenants which, among other things, restrict our ability and certain of our subsidiaries to incur additional indebtedness (and, in the case of certain subsidiaries, issue preferred stock), pay dividends or make distributions in respect of Focal's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, incur liens, cause encumbrances or restrictions to exist on the ability of certain subsidiaries to pay dividends or make distributions in respect of their capital stock, issue and sell capital stock of certain subsidiaries, enter into transactions with affiliates, sell assets, or amalgamate, consolidate, merge or sell or otherwise dispose of all or substantially all of their property and assets. These covenants are subject to exceptions and qualifications. We were in compliance with these covenants as of December 31, 2000.

   On January 12, 2000, we received net proceeds of approximately $265,700 from the issuance of our $275,000 11 7/8% senior notes due 2010 ("2000 Notes"). The 2000 Notes bear interest at a rate of 11.875% per annum payable on July 15 and January 15, commencing July 15, 2000 with an effective interest rate of 11.71% for 2000. The 2000 Notes are not secured by any of our assets and rank equally in right of payment with all our unsubordinated and unsecured indebtedness. The 2000 Notes are senior in right of payment to all of our future subordinated indebtedness. We may elect to redeem all or part of the 2000 Notes at any time from time to time, on or after January 15, 2005 at specified redemption prices. In addition, at any time and from time to time prior to January 15, 2003 we may redeem in the aggregate up to 35% of the initially outstanding aggregate principal amount of the 2000 Notes with the proceeds from one or more registered underwritten primary public offerings of common stock at a price of 111.875% of the principal amount of the 2000 Notes.

   On August 25, 2000, we completed our $300,000 Senior Secured Credit Facility (the Credit Facility). The Credit Facility consists of a seven year $150,000 revolving credit facility and a seven year $150,000 delayed draw term loan facility. The Credit Facility will be available, subject to certain financial and operating terms and conditions, and is intended to provide purchase money financing for the construction, acquisition, or improvements of telecommunications assets. The interest on amounts drawn is variable based on our leverage ratio, as defined in the Credit Facility. The initial commitment fee on the unused portion of the Credit Facility is 1.5% and will step down based on usage. We have not drawn down against the Credit Facility as of December 31, 2000.

   We utilized a secured equipment term loan (the "Facility") from a third party with a maximum borrowing level of $50,000. The Facility provided for, among other things, equipment drawdowns through December 30, 1999, and requires repayment based on 60 equal monthly installments of principal and interest for each drawdown. All drawdowns under the Facility bear interest at the five-year swap rate percent plus additional basis points, as defined in the Facility. The effective interest rate for the drawdowns under the Facility was approximately 9.82% and 9.68% for 2000 and 1999, respectively. The Facility provides for certain restrictive

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES financial and non-financial covenants. Among other things, these covenants require the maintenance of minimum cash flow and revenue levels. We were in compliance with these covenants as of December 31, 2000. Total interest expense was $ 3,958 for 2000 and $3,374 for 1999.

   Long-term debt at December 31, 2000 and 1999, consists of the following:

                                                                 December 31,
                                                               -----------------
                                                                 2000     1999
                                                               -------- --------
12.125% senior discount notes due 2008, net of unamortized
 discount of $ 59,888 and $83,184 at December 31, 2000 and
 1999, respectively .........................................  $210,112 $186,816
11.875% senior notes due 2010, net of unamortized discount of
 $1,789 at December 31, 2000.................................   273,211       --
Secured equipment term loan..................................    35,462   44,214
$300,000 Senior Secured Credit Facility......................        --       --
Obligations under capital lease (Note 10)....................    25,705   21,994
Term loan payable in monthly installments through June 2001
 at an interest rate of 6.5%.................................       260      762
                                                               -------- --------
                                                                544,750  253,786
Less--Current maturities.....................................     9,909    9,252
                                                               -------- --------
  Total......................................................  $534,841 $244,534
                                                               ======== ========

   Aggregate maturities of long-term debt outstanding, excluding obligations under capital lease, as of December 31, 2000, are as follows:

      2001............................................................. $  9,909
      2002.............................................................   10,638
      2003.............................................................   11,728
      2004.............................................................    3,447
      2005.............................................................       --
      Thereafter.......................................................  483,323
                                                                        --------
        Total.......................................................... $519,045
                                                                        ========

5. STOCK OPTIONS/STOCK PURCHASE PLAN

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

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

   On October 1, 2000, we established the Focal Communications Corporation 2000 Employee Stock Purchase Plan ("ESPP"). The ESPP is intended to give employees a convenient means of purchasing shares of Focal Common Stock through payroll deductions. Each participating employee's contributions will be used to purchase shares for the employee's share account as promptly as practicable after each 6 month period. The cost per share will be 85% of the lower of the closing price of our Common Stock on the Nasdaq National Market on the first or the last day of the 6 month period. We began the Stock Purchase Plan October 1, 2000. We have 375,000 shares of Common Stock reserved for issuance under the Stock Purchase Plan at December 31, 2000. As of December 31, 2000, participants have contributed $1,932, which will be used to purchase approximately 152,831 shares at March 31, 2001.

   The following summarizes option activity:

                                                                     Weighted
                                         Shares of     Exercise      Average
                                        Common Stock    Prices    Exercise Price
                                        ------------ ------------ --------------
Outstanding at December 31, 1997.......     611,000  $0.58-$ 0.64     $ 0.59
Activity for 1998:
  Options Granted......................   3,055,000   0.67-  3.00       2.46
  Options Canceled.....................     (71,000)  0.63-  3.00       1.28
                                         ----------  ------------     ------
Outstanding at December 31, 1998.......   3,595,000  $0.58-$ 3.00     $ 2.18
Activity for the year 1999:
  Options Granted......................   3,570,775  $3.15-$25.00     $ 5.83
  Options Exercised....................    (469,481)  0.58-  3.73       1.85
  Options Canceled.....................    (342,474)  2.21- 25.00       4.25
                                         ----------  ------------     ------
Outstanding at December 31, 1999.......   6,353,820  $0.58-$25.00     $ 4.14
                                         ==========  ============     ======
Activity for the year 2000:
  Options Granted......................   5,224,010  $6.94-$45.06     $29.41
  Options Exercised....................    (730,613)  0.58-  4.32       2.55
  Options Canceled.....................    (709,909)  0.67- 45.06      22.50
                                         ----------  ------------     ------
Outstanding at December 31, 2000.......  10,137,308  $0.58-$45.06     $16.00
                                         ==========  ============     ======

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   The following table summarizes information about fixed stock options outstanding at December 31, 1998, 1999 and 2000:

                              Options Outstanding   Options Exercisable
                            ----------------------- --------------------
                                         Weighted
                                          Average   Weighted             Weighted
                                         Remaining  Average              Average
                              Options   Contractual Exercise   Options   Exercise
 Range of Exercise Prices   Outstanding    Life      Price   Exercisable  Price
 ------------------------   ----------- ----------- -------- ----------- --------
 $0.58-$0.67..............     899,500      8.6      $ 0.62     284,500   $0.60
 $2.10-$3.00..............   2,695,500      9.6        2.70     252,000    3.00
                            ----------      ---      ------   ---------   -----
 At December 31, 1998.....   3,595,000      9.3      $ 2.18     536,500   $1.73
                            ==========      ===      ======   =========   =====
 $0.58-$2.50..............   1,550,873      7.9      $ 1.45     507,205   $1.25
 $2.51-$5.00..............   4,466,447      9.0        3.50     435,818    3.14
 $22.00-$25.00............     336,500      9.2       25.00          --      --
                            ----------      ---      ------   ---------   -----
 At December 31, 1999.....   6,353,820      8.7      $ 4.14     943,023   $2.12
                            ==========      ===      ======   =========   =====
 $0.00-$4.51..............   5,038,130      7.8      $ 3.01   1,636,171   $2.57
 $4.52-$9.01..............     605,694      9.7        6.94          --      --
 $9.02-$13.52.............      73,150      9.9        9.06          --      --
 $13.52-$18.03............     143,525      9.2       15.56          --      --
 $18.03-$27.04............     919,061      8.6       25.91      69,653   25.01
 $27.05-$31.54............   1,833,875      8.0       29.87      47,872   29.86
 $31.55-$36.05............     357,050      9.0       32.47          --      --
 $36.06-$40.56............     351,500      8.7       37.57          --      --
 $40.57-$45.06............     815,323      8.9       44.79         674   44.50
                            ----------      ---      ------   ---------   -----
 At December 31, 2000.....  10,137,308      8.2      $16.00   1,754,370   $4.22
                            ==========      ===      ======   =========   =====

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

   We utilized the Black-Scholes option pricing model to estimate the fair value of options at the date of grant during 2000, 1999 and 1998. Had we adopted SFAS No. 123, pro forma net loss and basic and diluted net loss per share of Common Stock would have been approximately $(131,204) and $(2.17), $(27,487) and $(.55), $(8,603) and $(.20), for the three years ended December 31, 2000, respectively. The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, compensation expense is recognized over the vesting period and additional awards may also be granted.

   The Black-Scholes option model estimated the weighted average fair value at the date of grant of options granted in 2000, 1999, and 1998 to be approximately $24.99, $5.76, and $2.23 per option, respectively. The remaining contractual life of all options was approximately nine years. Principal assumptions used in applying the Black-Scholes model were as follows:

                                                     2000      1999      1998
                                                   --------- --------- ---------
      Risk-free interest rates.................... 4.9%-6.3% 5.6%-6.3% 4.4%-5.6%
      Expected life...............................   5 years   5 years   5 years
      Expected volatility.........................   133.53%     92.3%    142.0%
      Expected dividend yield.....................        --        --        --

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6. EQUITY TRANSACTIONS

   During 1999, we granted 3,570,775 stock options to employees, directors, and an outside consultant. Giving effect to our initial public offering, the fair market value of our common stock exceeded the exercise price for 3,192,500 of the total stock options granted. In addition, we also sold 150,000 shares of common stock to a director during 1999, which was retrospectively determined to be at a price below the fair market value. Total non-cash compensation related to these 1999 transactions of approximately $20,776 will be recognized, of which $1,505 was initially recorded during 1999 on the dates of each respective transaction and the remaining $19,271 will be ratably charged to operations over the respective vesting periods for the stock option grants. Total non-cash compensation related to the grant to a consultant was charged to operations over the consultant's service period through November 1999 in accordance with SFAS No. 123.

   On August 2, 1999, we sold 9,950,000 shares of our common stock in an IPO at a price of $13 per share, which resulted in net proceeds of approximately $119 million. In connection with the IPO, our Board of Directors and stockholders authorized: (1) a recapitalization of our existing Class A common stock, Class B common stock, and Class C common stock into a single class of common stock; (2) an increase in the number of authorized shares of common stock to 100,000,000 and the authorization of 2,000,000 shares of preferred stock; and (3) a 500 for-one stock split.

   On August 19, 1999 pursuant to the terms of the underwriting agreement, among us and our underwriters, our underwriters elected their option to purchase an additional 1,492,500 shares of our common stock at $13 per share which resulted in additional net proceeds to us of approximately $18 million.

   During January 2000, we granted 150,000 shares of restricted stock to an executive in connection with an employment agreement. The restricted stock granted resulted in total non-cash compensation of approximately $6,000 which will be ratably charged to operations over a three year vesting period.

7. INCOME TAXES

   For the year ended December 31, 2000 we recorded an income tax benefit of $4,205. For the year ended December 31, 1999 and 1998, we recorded an income tax provision of $600 and $4,660, respectively. The deferred tax consequences related to the original issue discount interest accrued and other temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including our ability to generate future taxable income. Management has considered these factors and has concluded that a full valuation allowance for financial reporting purposes is required for the deferred tax assets for these periods.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   The income tax provision (benefit) for the three years ended December 31, 2000, consists of the following:

                                                          2000     1999   1998
                                                         -------  ------ ------
Current taxes--
  Federal............................................... $    --  $1,386 $4,100
  State and local.......................................      --     114    560
                                                         -------  ------ ------
                                                              --   1,500  4,660
Deferred taxes--
  Federal...............................................  (4,205)    900     --
  State and local.......................................      --      --     --
                                                         -------  ------ ------
    Income tax provision (benefit)...................... $(4,205) $  600 $4,660
                                                         =======  ====== ======

   Our federal income tax provision (benefit) at the statutory tax rate is reconciled below to our overall provision (benefit) for income taxes for the year ended December 31, 2000 and 1999:

                                                      2000     1999     1998
                                                    --------  -------  -------
Benefit at U.S. statutory rate..................... $(38,522) $(7,625) $(1,125)
State and local taxes, net of U.S. federal tax
 benefit...........................................   (6,604)  (1,170)     560
Compensation.......................................   (5,421)   1,071       --
Utilization of net operating loss carryback........    4,205     (900)      --
Increase in valuation allowance....................   39,816    7,019    4,005
Alternative minimum tax............................       --    1,364       --
Other, net.........................................    2,321      841    1,220
                                                    --------  -------  -------
Provision (benefit) for income taxes............... $ (4,205) $   600  $ 4,660
                                                    ========  =======  =======

   The income tax effect of temporary differences comprising the net deferred tax assets and tax liabilities as of December 31, 2000 and 1999 consists of the following:

                                                              2000      1999
                                                             -------  --------
Deferred income tax liabilities--
  Depreciation.............................................. $(3,951) $ (4,009)
  Other.....................................................  (6,465)   (3,778)
                                                             -------  --------
                                                             (10,416)  (7,787)
Deferred income tax assets--
  Net operating loss carryforward...........................  39,487       900
  Interest on 12.125% discount notes........................  24,034    14,715
  Allowance for doubtful accounts...........................     760     3,080
  Employment related accruals...............................     458       525
  Other.....................................................     945     1,193
                                                             -------  --------
                                                              65,684    20,413
Less--Valuation allowance................................... (51,542)  (11,726)
                                                             -------  --------
Net deferred tax assets..................................... $ 3,726  $    900
                                                             =======  ========

   As of December 31, 2000, we had a net operating loss carryforward ("NOL") of approximately $98,000 for tax purposes which will be available to offset future taxable income. This NOL will expire in 2015. We have recognized $3,726 of this NOL as of December 31, 2000 due to the realization of a federal and state tax refund.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

8. LOSS PER SHARE

   We compute basic earnings per common share based on the weighted average number of shares of common stock outstanding for the period. This calculation excludes certain unvested shares of common stock held by our executives. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options and unvested shares of common stock. Since the adjustments required for the calculation of diluted weighted average common shares outstanding are anti-dilutive, this calculation has been excluded from the loss per share calculation for the three years ended December 31, 2000. Our basic and diluted weighted average number of shares outstanding at December 31, 2000, 1999, and 1998 are as follows:

                                                  2000       1999       1998
                                               ---------- ---------- ----------
      Basic Weighted Average Number of Common
       Shares Outstanding..................... 60,456,245 50,066,315 43,763,000
      Dilutive Stock Options and Unvested
       Common Shares..........................  4,646,435  4,735,604  5,521,500
                                               ---------- ---------- ----------
      Dilutive Weighted Average Number of
       Common Shares Outstanding.............. 65,102,680 54,801,919 49,284,500
                                               ========== ========== ==========

9. EMPLOYEE BENEFIT PLAN

   We have a 401(k) Plan (the "Plan") covering substantially all eligible employees. Under the Plan, participants may make pretax contributions from 1% to 15% of eligible earnings, as defined. We may elect to contribute to the Plan at our discretion. In February, 1998, we elected to match 30% of the first 10% that an employee contributes to the Plan. Our matching contributions totaled approximately $1,059, $430 and $145 for 2000, 1999, and 1998,
respectively.

10. COMMITMENTS AND CONTINGENCIES

   Under the terms of various short- and long-term contracts, we are obligated to make payments for office rents and for leasing components of our communications network through 2021. The office rent contracts provide for certain scheduled increases and for possible escalation of basic rentals based on a change in the cost of living or on other factors. We expect to enter into other contracts for additional components of our communications network, office space, other facilities, equipment and maintenance services in the future.

   A summary of such fixed commitments at December 31, 2000, are as follows:

      Year                                                               Amount
      ----                                                              --------
      2001............................................................. $ 30,840
      2002.............................................................   32,964
      2003.............................................................   33,815
      2004.............................................................   26,155
      2005.............................................................   17,637
      Thereafter.......................................................  160,629
                                                                        --------
        Total.......................................................... $302,040
                                                                        ========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   Rent expense under operating leases for office rent and rent for leasing components of our communications network was approximately $12,184, $5,093, $1,522 for 2000, 1999, and 1998, respectively.

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

11. STOCK PURCHASE AGREEMENT

   On November 27, 1996, we entered into a Stock Purchase Agreement (the "Agreement") with Institutional Investors and Executives ("Investors"), as defined. The Agreement resulted in 39,692,000 shares of Class A Common Stock, par value $.01 per share being issued for an aggregate purchase price of $25,800. Subsequent to the closing of the Agreement, we sold 461,500 shares of Class A Common shares for a purchase price of $300 to Designees (as defined in the Agreement) of the Institutional Investors.

   As part of the Agreement, the existing Common Stock held by the Executives was converted into newly issued Class B Common and Class C Common shares (the "Exchange"). The closing of the Exchange and issuance of Class B Common and Class C Common shares took place simultaneously with the initial closing of the issuance of Class A Common shares under the Agreement. In connection with this transaction, compensation expense totaling approximately $5,200 will be charged to income over the vesting period of the Class B Common shares issued that did not vest immediately. Total non-cash compensation expense of $1,300, and $2,492 was recorded for 1998 and 1999, respectively.

   We amended certain vesting agreements of the Executives and Institutional Investors on September 30, 1998, which effected the cancellation of 6,355,500 shares of our Class C Common Stock then outstanding, cancellation of 2,500,000 shares of the Company's Class A Common Stock held by certain institutional shareholders and the conversion of 1,000,000 shares of the Company's Class C Common Stock into Class B Common Stock. The new converted Class B Common Stock is subject to certain restrictions, and was issued to our executives (founding shareholders) in satisfaction of the obligations of Focal and such shareholders set forth in certain vesting agreements as defined in the Agreement. In connection with such transactions, non-cash compensation expense totaling approximately $4,000 will be charged to income over the vesting period of the restricted Class B Common shares issued. Total non-cash compensation expense relating to this matter of $1,770, $326 and $272 was recorded for the three years ended December 31, 2000, respectively. During 2000, a total of 175,000 shares of our common stock (new Class B shares prior to recapitalization) were cancelled as a result of the resignation of an Executive.


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

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES had the right to put the shares to us at fair market value but the Agreement was amended and the put right was replaced by a provision which would require us to voluntarily liquidate. The Class A Common Stock held by Institutional Investors have demand registration rights; all Class A Common stockholders have voting rights, piggyback registration rights, participate in earnings and dividends and other preference features, as defined.

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

12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid for interest and non-cash investing and financing activities for the three years ended December 31, 2000 was as follows:

                                                            2000    1999   1998
                                                           ------- ------- ----
      Cash paid during the year for interest.............. $20,595 $ 3,398 $ 69
      Fixed assets acquired under capital leases.......... $22,354 $20,917 $ --
      Payments made under capital leases.................. $   266 $    -- $ 52
      Cash paid for income taxes.......................... $    -- $ 3,217 $605

13. SEGMENT INFORMATION

   We currently operate solely in the United States and are organized primarily on the basis of strategic geographic operating segments that provide communications services in each respective geographic region. All of our geographic operating segments have been aggregated into one reportable segment, "Communications Services," for the year end as of December 31, 2000 and 1999.

   The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Our chief operating decision maker views earnings before interest, taxes, depreciation and amortization ("EBITDA") as the primary measure of profit and loss. The following represents information about revenues and EBITDA which excludes non-cash compensation, total assets and capital expenditures for the Communications Services reportable segment as of and for the years ended December 31, 2000, 1999 and 1998:

                                                        2000      1999    1998
                                                      --------  -------- -------
      Revenues....................................... $234,120  $126,861 $43,532
      EBITDA.........................................  (11,119)   23,465  16,038
      Total assets...................................  452,733   202,324  73,437
      Capital expenditures...........................  309,617   128,550  64,229
                                                      ========  ======== =======

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   The following reconciles total segment EBITDA to our consolidated net loss before income taxes for the three years ended December 31, 2000:

                                                    2000       1999     1998
                                                  ---------  --------  -------
      Total EBITDA for reportable segment........ $ (11,119) $ 23,465  $16,038
      Depreciation and amortization..............   (56,985)  (23,763)  (6,671)
      Interest expense...........................   (56,179)  (21,639) (16,134)
      Interest income............................    20,339     7,946    6,528
      Other income (expense).....................       242      (609)      --
      Non-cash compensation......................    (6,360)   (7,186)  (3,070)
                                                  ---------  --------  -------
        Net loss before income
         Taxes................................... $(110,062) $(21,786) $(3,309)
                                                  =========  ========  =======

   The following reconciles our total segment assets to our consolidated total assets as of December 31, 2000 and 1999:

                                                                 2000     1999
                                                               -------- --------
      Total assets for reportable segment..................... $452,733 $202,324
      Cash, cash equivalents and short-term investments.......  181,737  188,142
      Other current assets....................................   16,790    3,745
      Fixed assets, net.......................................   49,641   22,022
      Other noncurrent assets.................................   22,784    4,753
                                                               -------- --------
        Total consolidated assets............................. $723,685 $420,986
                                                               ======== ========

14. SELECTED QUARTERLY INFORMATION (UNAUDITED)

                                1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                                ----------- ----------- ----------- -----------
1998--
  Revenues.....................   $ 5,103     $ 8,078     $12,755     $17,596
  Income from operations.......       753       1,886         419       3,239
  Net loss.....................      (341)       (583)     (4,654)     (2,391)
                                  =======     =======     =======     =======
  Basic and diluted net loss
   per share...................   $ (0.01)    $ (0.01)    $ (0.11)    $ (0.06)
                                  =======     =======     =======     =======
1999--
  Revenues.....................   $26,004     $30,327     $34,484     $36,046
  Income (loss) from
   operations..................     4,381       2,673      (4,123)    (10,415)
  Net income (loss)............       284     ( 2,302)    (10,834)     (9,534)
                                  =======     =======     =======     =======
  Basic and diluted net income
   (loss) per share............   $  0.01     $ (0.05)    $ (0.20)    $ (0.16)
                                  =======     =======     =======     =======
2000--
  Revenues.....................   $45,329     $60,688     $60,752     $67,351
  Loss from operations.........   (14,331)    (14,992)    (22,781)    (22,360)
  Net loss.....................   (20,825)    (21,385)    (29,472)    (34,175)
                                  =======     =======     =======     =======
  Basic and diluted net loss
   per share...................   $ (0.35)    $ (0.35)    $ (0.49)    $ (0.56)
                                  =======     =======     =======     =======

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Focal Communications Corporation:

   Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule of Valuation and Qualifying Accounts as of and for the three years ended December 31, 2000, is presented for purposes of additional analysis and is not a required part of the consolidated financial statements of Focal Communications Corporation and Subsidiaries. Such information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
February 9, 2001

                                                                     Schedule II

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                  Balance at   Charged to            Balance at
                                 the Beginning  Cost and             the End of
Accounts                         of the Period  Expense   Deductions the Period
--------                         ------------- ---------- ---------- ----------
1998:
  Allowance for Doubtful
   Accounts.....................    $  469       $1,348     $  628     $1,189
1999:
  Allowance for Doubtful
   Accounts.....................    $1,189       $7,090     $  579     $7,700
2000:
  Allowance for Doubtful
   Accounts.....................    $7,700       $6,987     $5,087     $9,600