Form 10-Q
period 2001-03-31
FOCAL COMMUNICATIONS CORP
filed 2001-05-14
CIK 1059130

     As filed with the Securities and Exchange Commission on May 14, 2001
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                               ----------------

For the Quarterly Period Ended March 31, 2001  Commission file number 333-49397

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

                                  Yes X   No

   The number of shares outstanding of the issuer's common stock, as of April 30, 2001:

               61,800,886 shares of Common Stock $.01 par value

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                           Page
                                                                           ----
 PART I--FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)................................    4

         Condensed Consolidated Statements of Operations for the three
         months ended March 31, 2001 and 2000............................    4

         Condensed Consolidated Balance Sheets as of March 31, 2001 and
         December 31, 2000 (audited).....................................    5

         Condensed Consolidated Statements of Cash Flows for the three
         months ended March 31, 2001 and 2000............................    6

         Condensed Notes to Interim Consolidated Financial Statements....    7

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................   10

 Item 3. Quantitative and Qualitative Disclosures About Market Risk......   13

 PART II--OTHER INFORMATION

 Item 1. Legal Proceedings...............................................   15

 Item 2. Changes in Securities and Use of Proceeds.......................   15

 Item 3. Defaults Upon Senior Securities.................................   15

 Item 4. Submission of Matters to a Vote of Security Holders.............   15

 Item 5. Other Information...............................................   15

 Item 6. Exhibits and Reports on Form 8-K................................   15

 SIGNATURES...............................................................  16

               INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

   We make statements in this Quarterly Report on Form 10-Q that are not historical facts. These "forward-looking statements" can be identified by the use of terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or comparable terminology. These forward-looking statements include, among others, statements concerning:

  . Our business strategy and competitive advantages

  . Our anticipation of potential revenue from designated markets or customers

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

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

               For the Three Months Ended March 31, 2001 and 2000
                  (Dollars in thousands, except share amounts)

                                                         For the three months
                                                                 ended
                                                               March 31,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
REVENUE:
  Telecom services.....................................  $   30,573  $   13,139
  Data services........................................      51,278      32,190
                                                         ----------  ----------
    Total revenue......................................      81,851      45,329
EXPENSES:
  Network expenses.....................................      33,323      16,334
  Selling, general and administrative..................      44,694      31,502
  Depreciation and amortization........................      22,650      10,376
  Non-cash compensation expense........................       1,724       1,448
                                                         ----------  ----------
    Total operating expenses...........................     102,391      59,660
                                                         ----------  ----------
OPERATING LOSS.........................................     (20,540)    (14,331)
                                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income......................................       1,802       5,808
  Interest expense, net................................     (14,784)    (12,875)
  Other income (expense)...............................         --          242
                                                         ----------  ----------
    Total other expense................................     (12,982)     (6,825)
                                                         ----------  ----------
LOSS BEFORE INCOME TAXES...............................     (33,522)    (21,156)
BENEFIT FOR INCOME TAXES...............................         --          331
                                                         ----------  ----------
NET LOSS...............................................  $  (33,522) $  (20,825)
                                                         ==========  ==========
BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK...  $    (0.55) $    (0.35)
                                                         ==========  ==========
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
 OUTSTANDING...........................................  60,989,294  60,150,761
                                                         ==========  ==========


    The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                   As of March 31, 2001 and December 31, 2000
                  (Dollars in thousands, except share amounts)

                                                        March 31,  December 31,
                                                          2001         2000
                                                        ---------  ------------
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................ $  97,719    $171,417
  Short-term investments...............................     9,519      10,320
  Accounts receivable, net of allowance for doubtful
   accounts of $12,000 and $9,600 at March 31, 2001 and
   December 31, 2000, respectively.....................    60,087      46,823
  Other current assets.................................    25,483      21,069
                                                        ---------    --------
    Total current assets...............................   192,808     249,629
                                                        ---------    --------
PROPERTY, PLANT and EQUIPMENT, at cost.................   558,165     536,355
  Less--Accumulated depreciation and amortization......  (106,825)    (85,083)
                                                        ---------    --------
    Property, Plant and Equipment, net.................   451,340     451,272
OTHER NONCURRENT ASSETS................................    22,591      22,784
                                                        ---------    --------
                                                         $666,739    $723,685
                                                        =========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..................................... $  24,313    $ 99,909
  Accrued liabilities..................................    27,385      28,730
  Current maturities of long-term debt.................    10,017       9,909
                                                        ---------    --------
    Total current liabilities..........................    61,715     138,548
                                                        ---------    --------
LONG-TERM DEBT, net of current maturities..............   578,916     534,841
                                                        ---------    --------
OTHER NONCURRENT LIABILITIES...........................    12,842       5,507
                                                        ---------    --------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 100,000,000 shares
   authorized; 61,565,103 and 61,454,594 issued and
   outstanding at March 31, 2001 and December 31, 2000,
   respectively........................................       616         615
  Additional paid-in capital...........................   186,842     184,953
  Deferred compensation................................    (1,077)     (1,186)
  Accumulated deficit..................................  (173,115)   (139,593)
                                                        ---------    --------
    Total stockholders' equity.........................    13,266      44,789
                                                        ---------    --------
                                                        $ 666,739    $723,685
                                                        =========    ========

    The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

               For the Three Months Ended March 31, 2001 and 2000
                             (Dollars in thousands)

                                                              For the three
                                                              months ended
                                                                March 31,
                                                              2001      2000
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................. $(33,522) $(20,825)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities--
    Depreciation and amortization..........................   22,650    10,376
    Non-cash compensation expense .........................    1,724     1,448
    Amortization of discount on senior discount notes......    6,314     5,612
    Other..................................................      332       459
    Changes in operating assets and liabilities--
      Accounts receivable..................................  (13,264)   (7,771)
      Other current assets.................................   (4,414)     (881)
      Accounts payable and accrued liabilities.............  (76,941)   24,283
      Other non-current assets and liabilities, net........    6,531       622
                                                            --------  --------
        Net cash provided by (used in) operating
         activities........................................  (90,590)   13,323
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.....................................  (21,721)  (52,314)
  Change in short-term investments.........................      801       (35)
  Proceeds from sale of investment in affiliate............      --        900
                                                            --------  --------
        Net cash used in investing activities..............  (20,920)  (51,449)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred debt issuance costs.............................      --     (7,424)
  Proceeds from issuance of long-term debt.................   40,000   273,020
  Payments on long-term debt...............................   (2,463)   (2,277)
  Net proceeds from the issuance of common stock...........      275       400
                                                            --------  --------
        Net cash provided by financing activities..........   37,812   263,719
                                                            --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......  (73,698)  225,593
CASH AND CASH EQUIVALENTS,
  Beginning of period......................................  171,417   178,142
                                                            --------  --------
CASH AND CASH EQUIVALENTS,
  End of period............................................ $ 97,719  $403,735
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

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)

                 (Dollars in thousands, except share amounts)

1. Basis of Presentation

   Except as otherwise required by the context, references in this Form 10-Q to "Focal," "we," "us," or "our" refer to the combined businesses of Focal Communications Corporation and all of its subsidiaries. The accompanying interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which we believe are necessary to present fairly the financial statements in accordance with generally accepted accounting principles, for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001. The consolidated balance sheet at December 31, 2000 included herein was derived from our audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles.

   Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current period presentation.

2. Property, Plant and Equipment

   Property, plant and equipment are stated at cost, which includes direct costs and capitalized interest, and are depreciated once placed in service using the straight line method.

   Property, plant and equipment consists of the following:

                                    March 31,  December 31,
                                      2001         2000
                                   ----------- ------------
                                   (Unaudited)
      Building and improvements...  $   8,444    $  8,444
      Communications network......    287,348     254,860
      Computer equipment..........     34,554      34,172
      Leasehold improvements......     61,241      55,527
      Furniture and fixtures......     10,406      10,166
      Motor vehicles..............        615         488
      Assets under capital lease..     22,382      22,354
      Construction in progress....    133,175     150,344
                                    ---------    --------
                                      558,165     536,355
      Less--Accumulated
       depreciation and
       amortization...............   (106,825)    (85,083)
                                    ---------    --------
          Total...................  $ 451,340    $451,272
                                    =========    ========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


3. Debt

   Long-term debt consists of the following:

                                                       March 31, December 31,
                                                         2001        2000
                                                       --------- ------------
   12.125% senior discount notes due 2008, net of
    unamortized discount of $53,624 and $59,888 at
    March 31, 2001 and December 31, 2000,
    respectively...................................... $216,376    $210,112
   11.875% senior notes due 2010, net of unamortized
    discount of $1,740 and $1,789 at March 31, 2001
    and December 31, 2000, respectively...............  273,260     273,211
   $300,000 Senior Secured Credit Facility............   40,000         --
   Secured equipment term loan........................   33,127      35,462
   Capitalized lease obligations and other............   26,170      25,965
                                                       --------    --------
                                                        588,933     544,750
   Less--Current maturities...........................   10,017       9,909
                                                       --------    --------
       Total.......................................... $578,916    $534,841
                                                       ========    ========

   We borrowed $40,000 from our $300,000 Senior Secured Credit Facility (the "Credit Facility") during the first quarter of 2001. The draws under the Credit Facility bear an interest rate of LIBOR plus additional basis points. The principal payments will begin on November 30, 2003 and every three months following.

4. Loss Per Share

   We compute basic earnings per common share based on the weighted average number of shares of common stock outstanding for the period. This calculation excludes certain unvested shares of restricted common stock. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options and unvested shares of restricted common stock. Since the adjustments required for the calculation of diluted weighted average common shares outstanding are anti-dilutive for the three months ended March 31, 2001, we have only presented the basic loss per share calculation. Our basic and diluted weighted average number of shares outstanding for the three months ended March 31, 2001 and 2000 are as follows:

                                                          March 31,  March 31,
                                                             2001       2000
                                                          ---------- ----------
      Basic weighted average number of common shares
       outstanding....................................... 60,989,294 60,150,761
      Dilutive stock options and unvested common shares..  3,856,381  6,403,554
                                                          ---------- ----------
      Dilutive weighted average number of common shares
       outstanding....................................... 64,845,675 66,554,315
                                                          ========== ==========

5. Segment Information

   We currently operate solely in the United States and are organized primarily on the basis of strategic geographic operating segments that provide communications services in each respective geographic region. All of our geographic operating segments have been aggregated into one reportable segment as of and for the periods ended March 31, 2001 and 2000, and as of December 31, 2000.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


   Our chief operating decision maker views earnings before interest, income taxes, depreciation and amortization ("EBITDA") as the primary measure of profit and loss/1/. The following represents information about revenue, EBITDA (which excludes non-cash compensation), total assets and capital expenditures as of March 31, 2001 and December 31, 2000; and for the three months ended March 31, 2001 and 2000:

                                                            Three Months Ended
                                                           ---------------------
                                                            March
                                                             31,     March 31,
                                                             2001       2000
                                                           -------- ------------
      Revenue............................................. $ 81,851   $ 45,329
      EBITDA.............................................. $  3,834   $ (2,507)

                                                            March   December 31,
                                                           31, 2001     2000
                                                           -------- ------------
      Total assets........................................ $448,278   $452,733
      Capital expenditures................................   21,721    309,617
                                                           ========   ========

   The following reconciles our total segment EBITDA to our consolidated net income (loss) before income taxes for the three months ended March 31, 2001 and 2000:

                                                       Three Months Three Months
                                                          Ended        Ended
                                                        March 31,    March 31,
                                                           2001         2000
                                                       ------------ ------------
      Total EBITDA for reportable segment.............   $  3,834     $ (2,507)
      Depreciation and amortization...................    (22,650)     (10,376)
      Interest expense, net...........................    (14,784)     (12,875)
      Interest income.................................      1,802        5,808
      Other income (expense), net.....................        --           242
      Non-cash compensation...........................     (1,724)      (1,448)
                                                         --------     --------
          Net loss before income taxes................   $(33,522)    $(21,156)
                                                         ========     ========

   The following reconciles our total segment assets to our consolidated total assets as of March 31, 2001 and December 31, 2000:

                                                            March
                                                             31,    December 31,
                                                             2001       2000
                                                           -------- ------------
      Total assets for reportable segment................. $448,278   $452,733
      Cash and short-term investments.....................  107,238    181,737
      Other current assets................................   20,001     16,790
      Property, plant and equipment, net..................   68,631     49,641
      Other noncurrent assets.............................   22,591     22,784
                                                           --------   --------
          Total consolidated assets....................... $666,739   $723,685
                                                           ========   ========

--------
/1 /EBITDA is not a measurement of financial performance under generally accepted accounting principles, is not intended to represent cash flows from operations, and should not be considered as an alternative to net loss as an indicator of our operating performance or to cash flows as a measure of liquidity. We believe EBITDA is widely used by analysts investors and other interested parties in the telecommunications industry. EBITDA is not necessarily comparable to similarly titled measures for other companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   General. We provide voice, data and Internet infrastructure services to large, communications-intensive users in major cities. We began operations in 1996 and initiated service first in Chicago in May 1997. As of March 31, 2001 we offered service in a total of 21 markets, which encompass a total of 50 metropolitan statistical areas, or MSAs, and plan to serve 24 markets, or 56 MSAs, by the end of 2001. We believe our market expansion will allow us to reach a critical mass of geographic coverage and service capability for our target customer base of communications-intensive users. As of March 31, 2001, we had 501,029 lines in service.

   In September 2000, we announced the launch of our first Focal Internet eXchange platform in our Chicago market, providing high-speed, managed Internet access, colocation, and private peering services to large corporations, value-added resellers, network service providers, as well as content and application service providers. As of March 31, 2001, we offered advanced data services in eleven Tier-1 markets.

   Revenue. Telecom services revenue includes circuit switched lines sold to corporate and VAR customers. Data services revenue includes revenue from circuit switched lines sold to network service providers, DSL, colocation, and Internet infrastructure services. Our telecom and data services revenue is composed of monthly recurring charges, usage charges, and initial non-recurring charges. Monthly recurring charges include the fees paid by our customers for lines in service, additional features on those lines, and colocation space. Monthly recurring charges are derived only from end user customers. Usage charges consist of fees paid by carriers for each call made, fees paid by the ILEC and other CLECs as reciprocal compensation, and access charges paid by the IXCs for long distance traffic that we originate and terminate. Non-recurring revenue is typically derived from fees charged to install new customer lines and are deferred and amortized over estimated customer lives.

   We earn reciprocal compensation revenue for calls made by customers of another local exchange carrier to our customers. We expect the proportion of revenues represented by reciprocal compensation to decrease in the future as a result of the expiration and subsequent renegotiation of our existing interconnection agreements with the ILECs and the impact of recent and future regulatory developments. Conversely, we incur reciprocal compensation expense to other local exchange carriers for calls by our customers to their customers. These charges are included in network expenses.

   Expenses. Our expenses are categorized as network expenses; selling, general and administrative; depreciation and amortization; and non-cash compensation expense. Network expenses are composed of leased transport charges, the cost of leasing space in ILEC central offices for colocating our transmission equipment, the costs of leasing our nationwide Internet network, reciprocal compensation payments and the cost of completing long distance calls. Leased transport charges are the lease payments we make for the use of fiber transport facilities connecting our customers to our switches and for our connection to the ILECs' and other CLECs' networks. Generally, we have been successful in negotiating lease agreements that match the duration of our customer contracts, thereby allowing us to avoid the risk of incurring expenses associated with transport facilities that are not being used by revenue generating customers.

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

   A key aspect of our "smart-build" strategy is that we only operate in Tier-1 markets which are served by multiple fiber providers. When traffic volumes grow sufficiently to justify investing in our own network, we have purchased our own fiber capacity. As of March 31, 2001 we were operating our own fiber networks in ten of our markets with approximately 10,544 miles in operation.

   Selling, general and administrative expense ("SG&A") consists of network and customer care personnel costs, sales force compensation and promotional expenses as well as the cost of corporate activities related to regulatory, finance, human resources, legal, executive, and other administrative activities. We expect our SG& A expense to be lower as a percentage of revenue than that of our competitors because of the efficiencies derived from our focus on large customers in Tier-1 markets. These customers generally utilize a larger number of switched access lines relative to the average business customer, resulting in more revenue per sale, higher sales productivity and a lower cost to serve on a per line basis.

   We record monthly non-cash compensation expense related to shares issued to some of our executive officers in November 1996, in connection with the September 30, 1998 amendments to vesting agreements with some of our executive officers, in connection with stock options granted to employees, an outside consultant, and directors during 1999 and related to shares issued to a director during the first quarter of 1999. We will continue to record non-cash compensation expense in future periods relating to these events through the third quarter of 2003.

Quarterly Results

   The following table sets forth unaudited financial, operating and statistical data for each of the specified quarters of 2001 and 2000. The unaudited quarterly financial information has been prepared on the same basis as our Consolidated Financial Statements and, in our opinion, contains all normal recurring adjustments necessary to fairly state this information. The operating results for any quarter are not necessarily indicative of results for any future period.

                                2001                   2000
                              --------  --------------------------------------
                               First     Fourth    Third     Second    First
                              Quarter   Quarter   Quarter   Quarter   Quarter
                              --------  --------  --------  --------  --------
Telecom Services Revenue ($
 mil).......................  $ 30,573  $ 23,784  $ 20,179  $ 18,050  $ 13,139
Data Services Revenue ($
 mil).......................  $ 51,278  $ 43,567  $ 40,573  $ 42,638  $ 32,190
Gross Lines Sold During the
 Quarter....................    89,383       --        --        --        --
Lines Installed to Date.....   501,029   435,272   365,016   298,983   238,697
Estimated Telecom Lines as %
 of Installed Lines.........        44%       39%       35%       32%       29%
ILEC Switches
 Interconnected.............     2,062     1,975     1,823     1,677     1,447
Quarterly Minutes of Use
 (Billions).................       7.5       7.4       7.1       6.6       6.4
Markets in Operation........        21        20        20        19        18
MSAs Served.................        50        49        49        48        47
Circuit Switches
 Operational................        21        20        19        16        14
Circuit Switches Under
 Development................        12         5         6         8         7
ATM Switches Deployed.......        28        28        22        16         6
Fiber Miles Operational.....    10,544     9,730     7,914     4,488       864
Focal Customer Colocation
 Space in Service (Sq.Ft.)     120,299   107,201   107,201    80,096    73,840
Capital Expenditures ($
 mil).......................  $     22  $     82  $     99  $     77  $     52
Employees...................     1,228     1,130     1,089       935       747
Sales Force (a).............       210       184       180       166       124

--------
(a) Quota bearing sales professionals. Does not include sales engineers or customer support personnel.

   We sold 89,383 lines during the first quarter of 2001 and installed 65,757 lines on a net basis. Both the sales and installation activity was heavily weighted in favor of our Enterprise (non-ISP) business. We disconnected 28,908 lines during the first quarter of 2001. The disconnected lines were concentrated in the ISP business and reflect, in part, the short-term effects of weaker ISPs exiting the market. We believe that the short-term nature of these issues and the strength of our enterprise business will enable Focal to reach its targeted line growth of 350,000 for 2001.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
2000

   Telecom services revenue increased 116% from the first quarter of 2000 to $28.4 million during the first quarter of 2001, excluding $2.2 million in non-recurring revenue. Data services revenue increased 48% from

$32.2 million in the first quarter of 2000 to $47.5 million during the first quarter of 2001, excluding $3.8 million in non-recurring revenue. We installed 65,757 lines during the first quarter of 2001, which exceeded the lines installed during the first quarter of 2000 by 14%. Network expenses totaled $33.3 million for the first quarter of 2001 compared to $16.3 million for the first quarter of 2000. This $17.0 million increase resulted from our expansion into new markets and related costs for leased transport facilities, usage settlements, colocation, and Internet network costs related to our Focal Internet eXchange platforms. Our gross margin was approximately 56% on a normalized basis for the first quarter of 2001, excluding $6.0 million of non-recurring revenue, and 64% for the first quarter of 2000. The decrease in our gross margin is a direct result of our market expansion and due to initial network costs related to our Focal Internet eXchange platforms. SG&A expenses increased by $13.2 million, from $31.5 million during the three months ended March 31, 2000 to $44.7 million during the first quarter of 2001. This increase is the result of our expansion into new markets, the rollout of our Focal Internet eXchange platforms, and due to a corresponding increase in our employee base by 481 employees.

   Depreciation and amortization increased from $10.4 million to $22.7 million in the comparative three-month periods. This increase of $12.3 million is a result of our expansion into new markets, an increase in our fixed asset base in our existing markets, and the build-out of our nationwide network and Focal Internet eXchange platforms. Interest income decreased from $5.8 million in the first quarter of 2000, to $1.8 million in the comparable period of 2001. This $4.0 million decrease is primarily due to the use of our cash, cash equivalents, and short-term investments for capital expenditures associated with our network build-out. Our net interest expense increased from $12.9 million in the first quarter of 2000 to $14.8 million in the first quarter of 2001. This $1.9 million increase is primarily due to interest expense charges relating to our $300 million Senior Secured Credit Facility (the "Credit Facility") and our 11.875% Senior Notes due 2010 (the "2000 Notes").

Liquidity and Capital Resources

   Our current business plan anticipates that we expand our existing networks and services, turn up service in three new markets during the remaining three quarters of 2001, continue to deploy our own fiber capacity in a number of our markets, construct additional Focal Internet eXchange platforms, construct expanded colocation centers, and fund operating losses. The implementation of this plan requires significant operating and capital expenditures, a substantial portion of which will be incurred before significant related revenue is realized. These expenditures, together with associated operating expenses, may result in our having substantial negative operating cash flow and substantial net operating losses for the foreseeable future, including 2001. Our current plan indicates we will turn EBITDA positive during 2001. In addition, our cash on hand and funds available under our Credit Facility provide over $215 million in liquidity as of March 31, 2001. Although we believe that our current plan, cost estimates and the scope and timing of our planned network build-out are reasonable, we cannot assure that actual costs or the timing of the expenditures, or that the scope and timing of our build-out, will be consistent with current estimates.

   Our capital expenditures were approximately $21.7 million for the first quarter of 2001. This primarily reflects capital spending for the build-out of our new and existing markets and for the construction of our nationwide network and Focal Internet eXchange platforms. We estimate that our capital expenditures in connection with our current business plan will be approximately $175 million to $200 million for 2001. The remaining 2001 capital expenditures are expected to be made primarily for the build-out of three additional markets, the construction of Focal Internet eXchange platforms, the expansion of our existing markets and the activation of local dark fiber transport capacity in a number of our markets.

   Our expectations of future capital requirements and cash flows from operations are based on current estimates. Our actual capital requirements and cash flows could differ significantly from those estimates. In addition, we will require additional funding for our business plan in the second quarter of 2002. As a general policy, we pursue equity and debt financing opportunities as they arise. We cannot provide assurance that financing will be available to us on acceptable terms or on a timely basis. If we are unable to obtain sufficient financing to fund our future business plan, we may have to alter our business plan to be consistent with the currently available funds. Moreover, if our current plans or assumptions change or prove to be inaccurate, we may be required to seek additional sources of capital or seek additional capital sooner than currently anticipated.

   Net cash provided by operating activities decreased by $103.9 million to $90.6 million during the first quarter of 2001. This decrease is primarily the result of a $75.6 million decrease in our outstanding accounts payable as of March 31, 2001, which were unusually high at December 31, 2000 due to vendor disputes which have subsequently been resolved. Net cash used in investing activities was $20.9 million for the first three months of 2001 compared to $51.4 million in the first three months of 2000. This decrease of $30.5 million is primarily the result of the timing of our capital expenditures. Net cash provided by financing activities for the first three months of 2001 was $37.8 million, a decrease of $225.9 million from the first three months of 2000. This decrease is primarily the net result of the $265.7 million in net proceeds we received from the issuance of our 2000 Notes in January 2000.

   On August 25, 2000, we completed our Credit Facility. The Credit Facility consists of a seven year, $150 million revolving credit facility and a seven year, $150 million delayed draw term loan facility. The Credit Facility will be available, subject to certain financial and operating terms and conditions, and is intended to provide purchase money financing for the construction, acquisition, or improvements of telecommunications assets. The interest on amounts drawn is variable based on our leverage ratio, as defined in our Credit Facility. The initial commitment fee on the unused portion of the Credit Facility is 1.5% and will step down based on usage. As of March 31, 2001, we had borrowed $40.0 million under the Credit Facility. Based on the financial and operating terms and conditions, we expect to have at least an additional $110 million of availability under the Credit Facility.

   We have historically incurred net losses and have an accumulated deficit of $173.1 million as of March 31, 2001. The aggregate net proceeds totaling approximately $642.7 million that we received from the offering of our 12.125% Senior Discount Notes due 2008 (the "1998 Notes") our initial public offering in August 1999, the 2000 Notes, the Credit Facility and certain other financings, have funded a large portion of our operating losses and capital expenditures through March 31, 2001. We expect that our existing cash and investment balances, a portion of our Credit Facility, flexible "smart-build" success-based operating plans, and future cash flows (expected to be provided from ongoing operations) will be sufficient to fund our operations and capital expenditure requirements into the second quarter of 2002. Our expectations of future capital requirements and cash flows from operations are based on current estimates. Our actual capital requirements and cash flows could differ significantly from these estimates. If plans or assumptions change or prove to be inaccurate, we may be required to seek additional sources of capital, seek additional capital sooner than currently anticipated, or modify our expansion plans.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   We minimize our exposure to market risk by maintaining a conservative investment portfolio, which primarily consists of debt securities, typically maturing within one year, and entering into long-term debt obligations with appropriate pricing and terms. We do not hold or issue derivative, derivative commodity or other financial instruments for trading purposes. Financial instruments held for other than trading purposes do not impose a material market risk on us.

   We are exposed to interest rate risk on our Credit Facility debt and any additional variable rate debt financing which may be needed to fund our operations. The interest rate on this debt financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt.

   A significant portion of our long-term debt bears fixed interest rates, and accordingly, the fair market value of the long-term debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed long-term debt obligations. The fair market value of our Credit Facility debt approximates the carrying value as of March 31, 2001 due to the variable interest rate feature of the debt instrument. The table below provides additional information about our 1998 Notes, 2000 Notes, and Credit Facility. For additional information about our long-term debt obligations, see our Consolidated Financial Statements and accompanying notes related thereto appearing elsewhere in this report.

                                                           As of March 31, 2001
                                                          ----------------------
                                                           Fixed      Average
      Expected Maturity                                     Debt   Interest Rate
      -----------------                                   -------- -------------
      2001............................................... $    --        --
      2002...............................................      --        --
      2003...............................................    1,778       8.4%
      2004...............................................   10,667       8.4%
      2005...............................................   10,667       8.4%
      Thereafter.........................................  561,888     11.75%
                                                          --------     -----
                                                          $585,000
      Fair Market Value.................................. $363,450
                                                          ========

                           PART II--OTHER INFORMATION

Item 1. Legal and Administrative Proceedings

   With the exception of the matters discussed in our Annual Report on Form 10-K, filed on March 30, 2001, we are not aware of any material litigation against us. In the ordinary course of our business, we are involved in a number of regulatory proceedings before various state commissions and the FCC.

Item 2. Changes in Securities and Use of Proceeds

   Not Applicable.

Item 3. Defaults Upon Senior Securities

   Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

   Not Applicable.

Item 5. Other Information

   Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

 Exhibit
 Number  Exhibit Description                                        Location
 ------- -------------------                                     --------------
  10.1   Executive Employment Agreement with Anthony J. Leggio   Filed herewith
         dated November 16, 2000.*

  10.2   Pledge Agreement with Michael L. Mael dated January
         2, 2001*                                                Filed herewith

  10.3   Promissory Note with Michael L. Mael dated January 2,
         2001 for $87,271.88*                                    Filed herewith

  10.4   Promissory Note with Michael L. Mael dated April 14,
         2001 for $2,864,925*                                    Filed herewith

  10.5   Form of Executive Severance and Noncompetition
         Agreement. All executives (other than Michael L.
         Mael, John R. Barnicle, and Robert C. Taylor, Jr.)
         and certain key employees have entered into an
         agreement substantially in the form of this agreement
         with Focal.*                                            Filed herewith

  10.6   Pledge Agreement with Michael L. Mael dated April 14,
         2001*                                                   Filed herewith

*Management contract or compensatory plan

   (b) Reports on Form 8-K

   During the first quarter of 2001, we filed one Current Report on Form 8-K, which was filed on February 28, 2001 and announced the resignation of Joseph A. Beatty as Executive Vice President and Chief Financial Officer.

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

                       Focal Communications Corporation

             Signature                           Title                    Date
             ---------                           -----                    ----


   /s/ Robert C. Taylor, Jr.         President and Chief            May 14, 2001
____________________________________  Executive Officer
       Robert C. Taylor, Jr.          (Authorized Officer)

       /s/ Ronald Reising            Executive Vice President and     May 14, 2001
____________________________________  Chief Financial Officer
          Ronald Reising              (Principal Financial
                                      Officer)

     /s/ Gregory J. Swanson          Controller (Principal            May 14, 2001
____________________________________  Accounting Officer)
         Gregory J. Swanson

                                 EXHIBIT INDEX

 Exhibit
 Number  Exhibit Description                                        Location
 ------- -------------------                                        --------
  10.1   Executive Employment Agreement with Tony Leggio dated
         November 16, 2000.*                                     Filed herewith


  10.2   Pledge Agreement with Michael Mael dated January 2,
         2001*                                                   Filed herewith

  10.3   Promissory Note with Michael Mael dated January 2,
         2001 for $87,271.88*                                    Filed herewith

  10.4   Promissory Note with Michael Mael dated April 14,
         2001 for $2,864,925*                                    Filed herewith

  10.5   Form of Executive Severance and Noncompetition
         Agreement. All executives (other than Michael L.
         Mael, John R. Barnicle, and Robert C. Taylor, Jr.)
         and certain key employees have entered into an
         agreement substantially in the form of this agreement
         with Focal.                                             Filed herewith

  10.6   Pledge Agreement with Michael Mael dated April 14,
         2001*                                                   Filed herewith