Form 10-Q
period 2001-06-30
FOCAL COMMUNICATIONS CORP
filed 2001-08-14
CIK 1059130

    As filed with the Securities and Exchange Commission on August 14, 2001

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

For the Quarterly Period Ended June 30, 2001

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or required for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

   The number of shares outstanding of the issuer's common stock, as of July 31, 2001:

                Common stock ($.01 par value) 61,755,571 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       Page
                                                                       ----
 PART I--FINANCIAL INFORMATION


 Item 1. Financial Statements (Unaudited)...........................     4


         Condensed Consolidated Statements of Operations for the
          three and six months ended June 30, 2001 and 2000.........     4


         Condensed Consolidated Balance Sheets as of June 30, 2001
          and December 31, 2000.....................................     5


         Condensed Consolidated Statements of Cash Flows for the six
          months ended June 30, 2001 and 2000.......................     6


         Condensed Notes to Interim Consolidated Financial
          Statements................................................     7


 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................    11


 Item 3. Quantitative and Qualitative Disclosures About Market
          Risk......................................................    16


 PART II--OTHER INFORMATION


 Item 1. Legal and Administrative Proceedings.......................    17


 Item 2. Changes in Securities and Use of Proceeds..................    17


 Item 3. Defaults Upon Senior Securities............................    17


 Item 4. Submission of Matters to a Vote of Security Holders........    17


 Item 5. Other Information..........................................    17


 SIGNATURES..........................................................   18

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

 .    Close our recapitalization plan as announced on August 9, 2001

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

 . Manage administrative, technical, operational and financial issues presented by our business plan

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

 . Successfully expand our operations into new geographic markets on a timely and cost-effective basis

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
           For the Three and Six Months Ended June 30, 2001 and 2000
                (Dollars in thousands, except per share amounts)

                             For the three months       For the six months
                                     ended                     ended
                                    June 30                   June 30
                            ------------------------  ------------------------
                               2001         2000         2001         2000
                            -----------  -----------  -----------  -----------
REVENUE:
  Enterprise Revenue......  $    39,653  $    18,050  $    70,226  $    31,189
  Internet Service
   Provider Revenue.......       42,543       42,638       93,821       74,828
                            -----------  -----------  -----------  -----------
    Total revenue.........       82,196       60,688      164,047      106,017
                            -----------  -----------  -----------  -----------
EXPENSES:
  Network expenses........       41,242       23,047       74,566       39,332
  Selling, general and
   administrative.........       42,882       38,268       87,576       69,819
  Depreciation and
   amortization...........       21,177       12,768       43,826       23,144
  Non-cash compensation
   expense................        1,723        1,597        3,447        3,045
                            -----------  -----------  -----------  -----------
    Total operating
     expenses.............      107,024       75,680      209,415      135,340
                            -----------  -----------  -----------  -----------
OPERATING LOSS............      (24,828)     (14,992)     (45,368)     (29,323)
                            -----------  -----------  -----------  -----------
OTHER INCOME (EXPENSE):
  Interest income.........        1,278        6,431        3,080       12,239
  Interest expense, net...      (15,898)     (13,893)     (30,682)     (26,768)
  Other income (expense)..          --           --           --           242
                            -----------  -----------  -----------  -----------
    Total other expense...      (14,620)      (7,462)     (27,602)     (14,287)
                            -----------  -----------  -----------  -----------
LOSS BEFORE INCOME TAXES..      (39,448)     (22,454)     (72,970)     (43,610)
BENEFIT FOR INCOME TAXES..          --         1,069          --         1,400
                            -----------  -----------  -----------  -----------
NET LOSS..................  $   (39,448) $   (21,385) $   (72,970) $   (42,210)
                            ===========  ===========  ===========  ===========
BASIC AND DILUTED NET LOSS
 PER SHARE OF COMMON
 STOCK....................  $     (0.64) $     (0.35) $     (1.19) $     (0.70)
                            ===========  ===========  ===========  ===========
BASIC WEIGHTED AVERAGE
 NUMBER OF SHARES OF
 COMMON STOCK
 OUTSTANDING..............   61,299,143   60,309,169   61,144,218   60,229,965
                            ===========  ===========  ===========  ===========


    The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of June 30, 2001 and December 31, 2000
                  (Dollars in thousands, except share amounts)

                                                        June 30,   December 31,
                                                          2001         2000
                                                       ----------- ------------
                                                       (unaudited)
                        ASSETS
                        ------
CURRENT ASSETS:
  Cash and cash equivalents...........................  $  80,754   $ 171,417
  Short-term investments..............................        --       10,320
  Accounts receivable, net of allowance for doubtful
   accounts of $11,800 and $9,600 at June 30, 2001 and
   December 31, 2000, respectively....................     61,956      46,823
  Other current assets................................     21,719      21,069
                                                        ---------   ---------
    Total current assets..............................    164,429     249,629
                                                        ---------   ---------
PROPERTY, PLANT and EQUIPMENT, at cost................    603,976     536,355
  Less--Accumulated depreciation and amortization.....   (128,111)    (85,083)
                                                        ---------   ---------
  Property, Plant and Equipment, net..................    475,865     451,272
OTHER NONCURRENT ASSETS...............................     22,475      22,784
                                                        ---------   ---------
                                                        $ 662,769   $ 723,685
                                                        =========   =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Accounts payable....................................  $  35,501   $  99,909
  Accrued liabilities.................................     19,486      28,730
  Current maturities of long-term debt................     10,124       9,909
                                                        ---------   ---------
    Total current liabilities.........................     65,111     138,548
                                                        ---------   ---------
LONG-TERM DEBT, net of current maturities.............    606,353     534,841
                                                        ---------   ---------
OTHER NONCURRENT LIABILITIES..........................     13,711       5,507
                                                        ---------   ---------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 100,000,000 shares
   authorized; 61,754,121 and 61,454,594 issued and
   outstanding at June 30, 2001 and December 31, 2000,
   respectively.......................................        618         615
  Additional paid-in capital..........................    190,543     184,953
  Deferred compensation...............................     (1,004)     (1,186)
  Accumulated deficit.................................   (212,563)   (139,593)
                                                        ---------   ---------
    Total stockholders' (deficit) equity..............    (22,406)     44,789
                                                        ---------   ---------
                                                        $ 662,769   $ 723,685
                                                        =========   =========


    The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                For the Six Months Ended June 30, 2001 and 2000
                             (Dollars in thousands)

                                                               For the six
                                                            months ended June
                                                                   30
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................. $(72,970) $(42,210)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities--
    Depreciation and amortization..........................   43,826    23,144
    Non-cash compensation expense..........................    3,447     3,045
    Amortization of discount on senior notes...............   12,815    11,397
    Other..................................................      603     1,032
    Changes in operating assets and liabilities--
      Accounts receivable..................................  (15,133)  (13,744)
      Other current assets.................................     (938)   (1,469)
      Accounts payable and accrued liabilities.............  (73,652)   38,891
      Other non-current assets and liabilities, net........    8,013       490
                                                            --------  --------
        Net cash provided by (used in) operating
         activities........................................  (93,989)   20,576
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.....................................  (67,342) (129,245)
  Change in short-term investments.........................   10,320    (2,891)
  Proceeds from sale of investment in affiliate............      --        900
                                                            --------  --------
        Net cash used in investing activities..............  (57,022) (131,236)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred debt issuance costs.............................      --     (7,656)
  Proceeds from issuance of long-term debt.................   63,000   273,020
  Payments on long-term debt...............................   (4,980)   (4,526)
  Net proceeds from the issuance of common stock...........    2,328       749
                                                            --------  --------
        Net cash provided by financing activities..........   60,348   261,587
                                                            --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......  (90,663)  150,927
CASH AND CASH EQUIVALENTS, beginning of period.............  171,417   178,142
                                                            --------  --------
CASH AND CASH EQUIVALENTS, end of period................... $ 80,754  $329,069
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

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

          CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)

1. Basis of Presentation

   Except as otherwise required by the context, references in this Form 10-Q to "Focal", "we", "us", or "our" refer to the combined businesses of Focal Communications Corporation and all of its subsidiaries. The accompanying interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which we believe are necessary to present fairly the financial statements in accordance with generally accepted accounting principles for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001. The consolidated balance sheet at December 31, 2000 included herein was derived from our audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles.

   Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current period presentation.

2. Property, Plant and Equipment

   Property, plant and equipment is stated at cost, which includes direct costs and capitalized interest, and is depreciated once placed in service using the straight line method.

   Property, plant and equipment consists of the following:

                                                         June 30,   December 31,
                                                           2001         2000
                                                        ----------- ------------
                                                        (Unaudited)
Building and improvements..............................  $   8,444    $  8,444
Communications network.................................    331,196     254,860
Computer equipment.....................................     47,043      34,172
Leasehold improvements.................................    110,180      55,527
Furniture and fixtures.................................     10,033      10,166
Motor vehicles.........................................        519         488
Assets under capital lease.............................     22,660      22,354
Construction in progress...............................     73,901     150,344
                                                         ---------    --------
                                                           603,976     536,355
Less: Accumulated depreciation.........................   (128,111)    (85,083)
                                                         ---------    --------
  Total................................................  $ 475,865    $451,272
                                                         =========    ========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

3. Debt

   Long-term debt consists of the following:

                                                       June 30,   December 31,
                                                         2001         2000
                                                      ----------- ------------
                                                      (Unaudited)
12.125% senior discount notes due 2008, net of
 unamortized discount of $47,173 and $59,888 at June
 30, 2001 and December 31, 2000, respectively........  $222,827     $210,112
11.875% senior notes due 2010, net of unamortized
 discount of $1,690 and $1,789 at June 30, 2001 and
 December 31, 2000, respectively.....................   273,310      273,211
$300,000 Senior Secured Credit Facility..............    63,000          --
Secured equipment term loan..........................    30,742       35,462
Capitalized lease obligations and other..............    26,598       25,965
                                                       --------     --------
                                                        616,477      544,750
Less--current maturities.............................    10,124        9,909
                                                       --------     --------
  Total..............................................  $606,353     $534,841
                                                       ========     ========

   We have borrowed a total of $63,000 under our $300,000 Senior Secured Credit Facility (the "Credit Facility") as of June 30, 2001. The draws under the Credit Facility bear an interest rate of LIBOR plus additional basis points and the principal payments will begin on November 30, 2003.

   On August 9, 2001, we announced a comprehensive recapitalization plan (see
Note 6).

4. Loss Per Share

   We compute basic loss per common share based on the weighted average number of shares of common stock outstanding for the period. This calculation excludes certain unvested shares of restricted common stock. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options and unvested shares of common stock. Since the adjustments required for the calculation of diluted weighted average common shares outstanding are anti-dilutive for the three and six months ended June 30, 2001 and 2000, this calculation has been excluded from the net loss per share calculation. Our basic and diluted weighted average number of shares outstanding for the three and six months ended June 30, 2001 and 2000 is as follows:

                               Three        Three         Six          Six
                            Months Ended Months Ended Months Ended Months Ended
                              June 30,     June 30,     June 30,     June 30,
                                2001         2000         2001         2000
                            ------------ ------------ ------------ ------------
Basic weighted average
 number of common shares
 outstanding..............   61,299,143   60,309,169   61,144,218   60,229,965
Dilutive stock options and
 unvested common shares...    2,741,678    8,003,199    2,103,423    7,418,608
                             ----------   ----------   ----------   ----------
Dilutive weighted average
 number of common shares
 outstanding..............   64,040,821   68,312,368   63,247,641   67,648,573
                             ----------   ----------   ----------   ----------

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

5. Segment Information

   We currently operate solely in the United States and are organized primarily on the basis of strategic geographic operating segments that provide communications services in each respective geographic region. All of our geographic operating segments have been aggregated into one reportable segment as of and for the periods ended June 30, 2001 and 2000, and as of December 31, 2000.

   Our chief operating decision makers view earnings before interest, income taxes, depreciation and amortization ("EBITDA") as the primary measure of profit and loss. The following represents information about revenues, EBITDA (which excludes non-cash compensation), total assets and capital expenditures as of June 30, 2001 and December 31, 2000; and for the six months ended June 30, 2001 and 2000:

                                                             Six Months Ended
                                                           ---------------------
                                                           June 30,   June 30,
                                                             2001       2000
                                                           -------- ------------
   Revenue................................................ $164,047   $106,017
   EBITDA.................................................    1,905     (3,134)


                                                           June 30, December 31,
                                                             2001       2000
                                                           -------- ------------
   Total assets........................................... $499,890   $452,733
   Capital expenditures...................................   67,342    309,617
                                                           ========   ========

   The following reconciles our total segment EBITDA to our consolidated net loss before income taxes for the six months ended June 30, 2001 and 2000:

                                                          Six months Six months
                                                          Ended June Ended June
                                                           30, 2001   30, 2000
                                                          ---------- ----------
   Total EBITDA for reportable segment...................  $  1,905   $ (3,134)
   Depreciation and amortization.........................   (43,826)   (23,144)
   Interest expense, net.................................   (30,682)   (26,768)
   Interest income.......................................     3,080     12,239
   Other income (expense), net...........................       --         242
   Non-cash compensation.................................    (3,447)    (3,045)
                                                           --------   --------
     Net loss before income taxes........................  $(72,970)  $(43,610)
                                                           ========   ========

   The following reconciles our total segment assets to our consolidated total assets as of June 30, 2001 and December 31, 2000:

                                                           June 30, December 31,
                                                             2001       2000
                                                           -------- ------------
   Total assets for reportable segment.................... $499,890   $452,733
   Cash and short-term investments........................   80,754    181,737
   Other current assets...................................    9,107     16,790
   Property, plant and equipment, net.....................   50,543     49,641
   Other noncurrent assets................................   22,475     22,784
                                                           --------   --------
     Total consolidated assets............................ $662,769   $723,685
                                                           ========   ========

               FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

--------
/1/EBITDA is not a measurement of financial performance under generally accepted accounting principles, is not intended to represent cash flows from operations, and should not be considered as an alternative to net loss as an indicator of our operating performance or to cash flows as a measure of liquidity. We believe EBITDA is widely used by analysts, investors and other interested parties in the telecommunications industry. EBITDA is not necessarily comparable to similarly titled measures for other companies.

6. Subsequent Event And Pro Forma Financial Data

   On August 9, 2001, we announced a comprehensive recapitalization plan which included, among other things; (1) the infusion of $150.0 million of private investment capital that consists of the issuance of $50.0 million in class A redeemable voting convertible preferred stock and $100.0 million in senior convertible debt which will mature on December 31, 2007. Both securities are convertible into our common shares and will accrue 8% payment-in-kind, ("PIK") interest or dividends. The PIK interest and dividends are for five years with acceleration provisions in the event of certain developments such as change in control or prepayments. After five years interest and dividends may be payable in cash, at our option. (2) Exchange and purchase arrangements which will result in (subject to closing), the retirement of approximately $300.0 million in principal amount ($280.0 million in exchange and $20.0 million purchased) of our 12.125% senior discount notes due 2008 (the "1998 Notes") and our 11.875% senior notes due 2010 (the "2000 Notes"); and (3) The amendment to our Credit Facility to provide a total of $225.0 million of borrowing capacity. Prior to the recapitalization, covenants of the Credit Facility limited our borrowing capacity to $150.0 million.

   The following unaudited pro forma condensed balance sheet data gives effect to the recapitalization and also gives effect for the conversion of the convertible debt as if both had taken place on June 30, 2001:

                                           (Dollars in Thousands)
                              -------------------------------------------------
                                               Pro Forma
                                            Recapitalization     Pro Forma
                                 Actual          As of        As if Converted
                                  As of         June 30,           Basis
                              June 30, 2001    2001(/1/)     June 30, 2001(/2/)
                              ------------- ---------------- ------------------
     Cash and short-term
      investments...........    $ 80,754        $225,754          $225,754
     Accounts receivable and
      other.................      83,675          83,675            83,675
     Property, Plant and
      Equipment, net........     475,865         475,865           475,865
     Other Noncurrent
      Assets................      22,475          17,852            17,852
                                --------        --------          --------
                                $662,769        $803,146          $803,146
                                ========        ========          ========
     Accounts Payable and
      Accrued Liabilities...    $ 54,987        $ 54,987          $ 54,987
     Long-Term Debt,
      includes current
      portion...............     616,477         443,602           343,602
     Other Noncurrent
      Liabilities...........      13,711          13,711            13,711
     Class A Redeemable
      Convertible Preferred
      Stock.................         --           50,000            50,000
     Total Stockholders'
      Equity................     (22,406)        240,846           340,846
                                --------        --------          --------
                                $662,769        $803,146          $803,146
                                ========        ========          ========

  --------
  (1) Gives effect to our recapitalization as if it had taken place on June 30, 2001 and includes the convertible note as long-term debt. However, the note does not require cash interest payments.
  (2) Gives effect to our recapitalization as if it had taken place on June 30, 2001 and shows the convertible note as if converted to common shares as of June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   General. We provide voice, data and Internet infrastructure services to large, communications-intensive users in major cities. We began operations in 1996 and initiated service first in Chicago in May 1997. As of June 30, 2001 we offered service in a total of 21 markets, which encompass a total of 50 metropolitan statistical areas, or MSAs. As of June 30, 2001 we had 575,004 lines installed and in service.

   On August 9, 2001, we announced a comprehensive recapitalization plan. In conjunction with the recapitalization, we are sharpening our focus on our enterprise customer base and existing markets by undertaking several initiatives. The details of these initiatives are outlined below.

  . Consolidate Voice and Data Business Units--We are consolidating our voice and data business units in order to streamline the delivery of voice and data services to our enterprise and ISP customers. By combining these two business units, we will be better positioned to offer high quality services to our customers, while realizing operational efficiencies. As a result, we reduced our work force by approximately 175 employees during the third quarter of 2001.

  . Pursue 22 Market Business Plan--We will concentrate on our existing markets and will not enter the San Diego and St. Louis markets. We will complete our market build-out with Miami, our 22nd tier-one market. We believe that these 22 markets offer significant growth potential.

  . Refine Managed Internet Access Strategy--Our original plan was to provide managed Internet access services in 36 markets. These services are currently commercially available in 15 markets and three markets are under development. We will complete market development in these three markets and then postpone further expansion.

  . Scale Back DSL Initiatives--We will concentrate our DSL initiatives on our most mature markets including Chicago and New York and will cease DSL operations in other selected markets.

   Revenue. Enterprise revenue includes all services sold to corporations, government entities and value added resellers. Internet Service Provider ("ISP") revenue includes all services sold to ISP customers. Our Enterprise and ISP service offerings include circuit switched lines, private lines, colocation, DSL, managed internet access, and other broadband services. Enterprise and ISP revenue is composed of monthly recurring charges, private line sales, usage charges, and initial non-recurring charges. Monthly recurring charges include the fees paid by our customers for lines in service, additional features on those lines, and colocation space. Monthly recurring charges are derived only from end user customers. Usage charges consist of fees paid by carriers for each call made, fees paid by the ILEC and other CLECs as reciprocal compensation, and access charges paid by the IXCs for long distance traffic that we originate and terminate. Non-recurring revenue is typically derived from fees charged to install new customer lines and are deferred and amortized over estimated customer lives.

   We earn reciprocal compensation revenue for calls made by customers of another local exchange carrier to our customers. We expect the proportion of revenues represented by reciprocal compensation to decrease in the future as a result of scheduled rate reductions in our agreements with major ILECs as well as per the terms of recent FCC orders. We also expect the per minute cost of reciprocal compensation payments to decline for the same reasons. These charges are included in network expenses.

   Expenses. Our expenses are categorized as network expenses; selling, general and administrative; depreciation and amortization; and non-cash compensation expense. Network expenses are composed of leased transport charges, private line costs, the cost of leasing space in ILEC central offices for colocating our transmission equipment, the costs of leasing our nationwide Internet network, reciprocal compensation payments and the cost of completing long distance calls. Leased transport charges are the lease payments we make for the use of fiber transport facilities connecting our customers to our switches and for our connection to the ILECs' and other CLECs' networks. Generally, we have been successful in negotiating lease agreements that match the duration of our customer contracts, thereby allowing us to avoid the risk of incurring expenses associated with transport facilities that are not being used by revenue generating customers.

   Our strategy of initially leasing rather than building our own fiber transport facilities has resulted in our cost of service being a significant component of total cost. Accordingly, our network expenses may be higher on a relative basis compared to CLECs who own a higher percentage of their transport network. However, compared to these same companies, our capital expenditures are significantly lower.

   A key aspect of our "smart-build" strategy is that we only operate in Tier-1 markets which are served by multiple fiber providers. When traffic volumes grow sufficiently to justify investing in our own network, we have purchased our own fiber capacity. As of June 30, 2001 we were operating our own fiber networks in 10 of our markets.

   Selling, general and administrative expense ("SG&A") consists of network and customer care personnel costs, sales force compensation and promotional expenses as well as the cost of corporate activities related to regulatory, finance, human resources, legal, executive, and other administrative activities. We expect our SG&A expense to be lower as a percentage of revenue than that of our competitors because of the efficiencies derived from our focus on large customers in Tier-1 markets. These customers generally utilize a larger number of switched access lines relative to the average business customer, resulting in more revenue per sale, higher sales productivity and a lower cost to serve on a per line basis.

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

                                    2001                     2000
                              ------------------  ----------------------------
                               Second    First     Fourth    Third     Second
                              Quarter   Quarter   Quarter   Quarter   Quarter
                              --------  --------  --------  --------  --------
Enterprise Revenue ($ mil)..  $ 39,653  $ 30,573  $ 23,784  $ 20,179  $ 18,050
ISP Revenue ($ mil).........  $ 42,543  $ 51,278  $ 43,567  $ 40,573  $ 42,638
Lines Sold During the
 Quarter....................   119,710    89,383       --        --        --
Cumulative Net Lines
 Installed to Date..........   575,004   501,029   435,272   365,016   298,983
Estimated Enterprise Lines
 as % of Installed Lines....        50%       44%       39%       35%       32%
ILEC Switches
 Interconnected.............     2,316     2,062     1,975     1,823     1,677
Quarterly Minutes of Use
 (Billions).................       8.0       7.5       7.4       7.1       6.6
Markets in Operation........        21        21        20        20        19
MSAs Served.................        50        50        49        49        48
Circuit Switches
 Operational................        24        21        20        19        16
Capital Expenditures ($
 mil).......................  $     45  $     22  $     82  $     99  $     77
Employees...................     1,368     1,228     1,130     1,089       935
Sales Force(a)..............       247       210       184       180       166

--------
(a) Quota bearing sales professionals. Does not include sales engineers or customer support personnel.

   We sold 119,710 lines during the second quarter of 2001, had gross installs of 101,583 lines, and installed 73,975 lines on a net basis. Both the sales and installation activity was heavily weighted in favor of our Enterprise (non-ISP) business. We disconnected 27,608 lines during the second quarter of 2001. The disconnected lines were concentrated in the ISP business and reflect, in part, the short-term effects of weaker ISPs exiting the market. We believe that the short-term nature of these issues and the strength of our enterprise business will enable Focal to reach its targeted net line growth of 270,000 to 290,000 lines for 2001.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

   Enterprise revenue increased 119% to $39.7 million during the second quarter of 2001 from second quarter of 2000 revenue of $18.1 million. Enterprise revenue for the second quarter of 2001 includes approximately $5.9 million in non-recurring broadband sales. While we expect to make additional broadband sales, the timing and amount of these sales are difficult to estimate. ISP revenue was flat at $42.5 million during the second quarter of 2001 compared to $42.6 million in revenue for the second quarter of 2000 which reflects the continued softness in ISP demand and the transition in reciprocal compensation rates. We installed 73,975 lines during the second quarter of 2001, which exceeded the lines installed during the second quarter of 2000 by 23%. We installed 62,665 and 11,310 net enterprise and ISP lines during the second quarter of 2001, respectively.

   Network expenses totaled $41.2 million for the second quarter of 2001 compared to $23.0 million for the second quarter of 2000. This $18.2 million increase resulted from our expansion into new markets and related costs for leased transport facilities, usage settlements, colocation, and Internet network costs related to our managed internet access services. Our gross margin was approximately 50% for the second quarter of 2001 and 62% for the second quarter of 2000. This decrease in our gross margin is a direct result of the impact of reduced reciprocal compensation rates and the continued addition of network capacity primarily to support the rollout of managed Internet access services to new markets. SG&A expenses increased by $4.6 million, from $38.3 million during the three months ended June 30, 2000 to $42.9 million during the second quarter of 2001. This increase is the result of our expansion into new markets, the rollout of our managed internet access services, and a corresponding increase in our employee base by 433 employees. However, SG&A fell as a percent of revenue from 63% in the second quarter of 2000 to 52% in the comparable period of 2001.

   Depreciation and amortization increased from $12.8 million to $21.2 million in the comparative three-month periods. This increase of $8.4 million is a result of our expansion into new markets and an increase in our fixed asset base in our existing markets. Interest income decreased from $6.4 million in the second quarter of 2000, to $1.3 million in the comparable period of 2001. This $5.1 million decrease is primarily due to the use of our cash, cash equivalents, and short-term investments for capital expenditures associated with the build-out of our nationwide network. Our net interest expense increased to $15.9 million in the second quarter of 2001 from $13.9 million in the second quarter of 2000. This $2.0 million increase is due to interest expense charges under our $300 million Senior Secured Credit Facility (the "Credit Facility").

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

   Enterprise revenue increased 125% to $70.2 million compared to $31.2 million in the first half of 2000. Our ISP revenue increased 25% from revenue of $74.8 million in 2000 to $93.8 million in the first half of 2001. This increase in our enterprise and ISP revenue is primarily due to the generation of revenues from a number of new markets that went into operation subsequent to the second quarter of 2000 and from an increase in revenues from our more mature markets during the first six months of 2001. In addition, we installed more enterprise and ISP lines during the first half of 2001 compared to the first half of 2000.

   Network expenses were $74.6 million for the first half of 2001 compared to $39.3 million for the first half of 2000. This $35.3 million increase resulted from our expansion into new markets and related costs for leased facilities, usage settlements, colocations, and Internet network costs related to our managed internet access services. Our gross margin was approximately 55% and 63% for the six months ended June 30, 2001 and 2000, respectively. This decrease in our gross margin between comparable periods is a direct result of reduced reciprocal compensation rates and the continued addition of network capacity primarily to support the roll out of managed Internet access services to new markets. SG&A expenses increased by $17.8 million, from $69.8 million during the six months ended June 30, 2000 to $87.6 million during the six months ended June 30, 2001 as a result of our expansion into new markets and the rollout of our managed internet access services. In addition, our overall customer service, network operations, and SG&A expenses increased between comparable periods due to a corresponding increase in our employee base of 433 employees. However, SG&A fell as a percent of revenue from 66% during the first half of 2000 to 53% in the comparable period of 2001.

   Depreciation and amortization increased from $23.1 million to $43.8 million in the comparative six-month periods in 2000 and 2001 respectively. This increase of $20.7 million is a result of our expansion into additional new markets and an increase in our fixed asset base in our existing markets.

   Interest income decreased from $12.2 million in the first half of 2000, to $3.1 million in the comparable period of 2001. This $9.1 million decrease is primarily due to our cash, cash equivalents, and short-term investments decreasing from $342.0 million at June 30, 2000 to $80.8 million at June 30, 2001 as a result of cash utilized in the build-out of our nationwide network. Interest expense increased from $26.8 million in the first half of 2000 to $30.7 million in the first half of 2001. This $3.9 million net increase is primarily due to interest expense charges relating to our Credit Facility.

Liquidity and Capital Resources

   On August 9, 2001, we announced a comprehensive recapitalization plan and several business plan revisions. Our revised business plan requires significant operating and capital expenditures, a substantial portion of which will be incurred before significant related revenue is realized. These expenditures, together with associated operating expenses, may result in our having substantial negative operating cash flow and substantial net operating losses for the foreseeable future, including the second half of 2001 and fiscal year 2002. Our revised plan indicates that our revenue for the year 2001 will be approximately $340.0 million to $350.0 million and EBITDA will be in a range of approximately $2.0 million loss to a positive $4.0 million for 2001. Although we believe that our revised plan, cost estimates and the scope and timing of our planned network build-out are reasonable, we cannot assure that actual costs or the timing of the expenditures, or that the scope and timing of our build-out, will be consistent with current estimates.

   Our capital expenditures were approximately $67.3 million for the first half of 2001. This primarily reflects capital spending for the build-out of our new and existing markets. We estimate that our capital expenditures in connection with our current revised business plan will be approximately $125.0 million to $140.0 million for 2001. Our expectations of future capital requirements and cash flows from operations are based on current estimates. Our actual capital requirements and cash flows could differ significantly from those estimates.

   Our recapitalization plan as announced on August 9, 2001 includes, among other things; (1) the infusion of $150.0 million of private investment capital that consists of the issuance of $50.0 million in class A redeemable voting convertible preferred stock and $100.0 million in senior convertible debt which will mature on December 31, 2007. Both securities are convertible into our common shares and will accrue 8% PIK interest or dividends. The PIK interest and dividends are for five years with acceleration provisions in the event of certain developments such as change in control or prepayment. After five years interest and dividends may be payable in cash, at our option. (2) Exchange and purchase arrangements which will result in (subject to closing), the retirement of approximately $300.0 million in principal amount ($280.0 million in exchange and $20.0 million purchased) of our 12.125% senior discount notes due 2008 (the "1998 Notes") and our 11.875% senior notes due 2010 (the "2000 Notes"); and (3) the amendment to our Credit Facility which provides a total of $225.0 million of borrowing capacity. Prior to the recapitalization, covenants of the Credit Facility limited our borrowing capacity to $150 million. We had borrowed $63.0 million under the Credit Facility as of June 30, 2001. We believe that our recapitalization plan will provide the necessary funding and capital structure to fully fund our revised business plan. If our current plans or assumptions change or prove inaccurate, we may be required to seek additional sources of capital. Although we believe that the recapitalization will be consummated within 90 days, subject to customary conditions, including shareholder and U.S. antitrust approval, there can be no assurance that we will consummate the recapitalization as announced on August 9, 2001 or at all.

   Net cash used in operating activities increased by $114.6 million to $94.0 million during the six months ended June 30, 2001, compared to the same period in 2000. This increased use of cash is primarily the result of a $64.4 million decrease in our outstanding accounts payable as of June 30, 2001, which were unusually high at December 31, 2000 due to vendor disputes that have subsequently been resolved. Net cash used in investing activities was $57.0 million for the first half of 2001 compared to $131.2 million in the first half of 2000. This decrease of $74.2 million is primarily the result of our decrease in our capital expenditures. Net cash provided by financing activities for the first half of 2001 was $60.3 million, a decrease of $201.2 million from the first half of 2000. This decrease is primarily the net result of the $273.0 million in net proceeds we received from the issuance of our 2000 Notes in January 2000.

   We have historically incurred net losses and have an accumulated deficit of $22.4 million as of June 30, 2001. The aggregate net proceeds totaling approximately $665.7 million that we received from the offering of our 1998 Notes, our initial public offering in August 1999, the 2000 Notes, the Credit Facility and certain other financings, have funded a large portion of our operating losses and capital expenditures through June 30, 2001. Based on current estimates, we expect that our existing cash and investment balances, our recapitalization plan as announced on August 9, 2001, and future cash flows (expected to be provided from ongoing operations) will be sufficient to fully fund our operations and capital expenditure requirements as contemplated in our revised business plan. Our expectations of future capital requirements and cash flows from operations are based on current estimates. Our actual capital requirements and cash flows could differ significantly from these estimates. If plans or assumptions change or prove to be inaccurate, we may be required to seek additional sources of capital, seek additional capital sooner than currently anticipated, or modify our expansion plans.

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

   A significant portion of our long-term debt bears fixed interest rates, and accordingly, the fair market value of the long-term debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed long-term debt obligations. The fair market value of our Credit Facility debt approximates the carrying value as of June 30, 2001 due to the variable interest rate feature of the debt instrument.

   On August 9, 2001, we announced a comprehensive recapitalization plan (see
Note 6 to our consolidated financial statements).

   The table below provides additional information about our 1998 Notes, 2000 Notes, and Credit Facility. For additional information about our long-term debt obligations, see our Consolidated Financial Statements and accompanying notes related thereto appearing elsewhere in this report.

                                                           As of June 30, 2001
                                                          ----------------------
                                                           Fixed      Average
   Expected Maturity                                        Debt   Interest Rate
   -----------------                                      -------- -------------
   2001.................................................. $    --       --
   2002..................................................      --       --
   2003..................................................    2,800      8.1
   2004..................................................   16,800      8.1
   2005..................................................   16,800      8.1
   Thereafter............................................  571,600     11.6%
                                                          --------     ----
                                                          $608,000
                                                          ========
   Fair Market Value..................................... $145,044
                                                          ========

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

   Not Applicable.

Item 3. Defaults Upon Senior Securities

   Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

   At our Annual Meeting of Shareholders held on June 14, 2001, the following proposals were adopted by the margins indicated.

    1.  Election of Directors:

                                                                         Votes
                                                                For     Withheld
                                                             ---------- --------
         John R. Barnicle................................... 58,718,218  20,391
         James E. Crawford III.............................. 58,716,768  21,841
         Paul G. Yovovich................................... 58,718,074  20,535

    2. Ratify the appointment of Arthur Andersen LLP as independent accountants.

            For                           Against                                           Abstain
         ----------                       -------                                           -------
         58,711,225                       18,065                                             9,319

    3.  Approve the adoption of the Focal Communications Corporation 2000
Employee Stock Purchase Plan.

            For                           Against                                           Abstain
         ----------                       -------                                           -------
         58,182,315                       47,113                                            509,181

Item 5. Other Information

   Not Applicable

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Focal Communications Corporation

              Signature                         Title                Date

     /s/ ROBERT C. TAYLOR, JR.          President and Chief    August 14, 2001
-------------------------------------    Executive Officer
        Robert C. Taylor, Jr.            (Authorized
                                         Officer)

        /s/ RONALD REISING              Executive Vice         August 14, 2001
-------------------------------------    President and Chief
           Ronald Reising                Financial Officer
                                         (Principal
                                         Financial Officer)

      /s/ GREGORY J. SWANSON            Controller             August 14, 2001
-------------------------------------    (Principal
         Gregory J. Swanson              Accounting Officer)