Form 10-Q
period 2001-09-30
FOCAL COMMUNICATIONS CORP
filed 2001-11-14
CIK 1059130

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on November 14, 2001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

Commission file number 333-49397

Focal Communications Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	36-4167094 (IRS Employer Identification Number)

200 N. LaSalle Street
Suite 1100
Chicago, IL 60601
(Address of principal executive offices, including zip code)

(312) 895-8400
(Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or required for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes /x/  No / /

    The number of shares outstanding of the issuer's common stock, as of October 31, 2001:

Common stock ($.01 par value) 171,347,924 shares

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

  •
  our business strategy and competitive advantages;

  •
  our anticipation of potential revenues from designated markets or customers;

  •
  statements regarding the growth of the communications services industry and our business;

  •
  the market potential of our services and products;

  •
  our anticipated capital expenditures and funding requirements; and

  •
  anticipated regulatory developments.

    These statements are only predictions. You should be aware that these forward-looking statements are subject to risks and uncertainties, including financial, regulatory developments, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, our failure to:

  •
  respond to competitors in our existing markets;

  •
  execute and renew interconnection agreements with incumbent carriers on terms satisfactory to us;

  •
  enter into and maintain our agreements for transport facilities and services, including Internet transit services;

  •
  maintain acceptance of our services by new and existing customers;

  •
  receive full and timely payments from customers;

  •
  attract and retain talented employees;

  •
  prevail in legal and regulatory proceedings regarding reciprocal compensation for Internet-related calls or changes to laws and regulations that govern reciprocal compensation;

  •
  obtain and maintain any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions;

  •
  respond effectively to regulatory, legislative and judicial developments, including developments relating to reciprocal compensation;

  •
  manage administrative, technical, operational and financial issues presented by our revised business plan;

  •
  raise sufficient capital on acceptable terms and on a timely basis;

  •
  successfully develop our operations in our key markets on a timely and cost-effective basis;

  •
  changes in technology that could reduce demand for our services; or

  •
  changes in general economic conditions in the United States.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three and Nine Months Ended September 30, 2001 and 2000
(Dollars in thousands, except per share amounts)

	For the three months ended September 30		For the nine months ended September 30
	2001	2000	2001	2000
REVENUE:
Enterprise revenue	$40,212	$20,179	$110,438	$51,368
Internet service provider revenue	44,909	40,573	138,730	115,401

Total revenue	85,121	60,752	249,168	166,769

EXPENSES:
Network expenses	41,318	23,947	115,884	63,648
Selling, general and administrative	46,518	42,082	134,095	111,532
Depreciation and amortization	27,447	15,874	71,273	39,018
Non-cash compensation expense	1,773	1,630	5,220	4,675
Restructuring costs	25,706	—	25,706	—

Total operating expenses	142,762	83,533	352,178	218,873

OPERATING LOSS	(57,641)	(22,781)	(103,010)	(52,104)

OTHER INCOME (EXPENSE):
Interest income	338	4,817	3,419	17,056
Interest expense, net	(17,861)	(13,151)	(48,543)	(39,919)
Other income	—	—	—	242

Total other expense	(17,523)	(8,334)	(45,124)	(22,621)

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY GAIN	(75,164)	(31,115)	(148,134)	(74,725)
BENEFIT FOR INCOME TAXES	—	1,643	—	3,043

NET LOSS BEFORE EXTRAORDINARY GAIN	(75,164)	(29,472)	(148,134)	(71,682)
GAIN ON DEBT EXTINGUISHMENT, NET OF TAX	11,493	—	11,493	—

NET LOSS	$(63,671)	$(29,472)	$(136,641)	$(71,682)

BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK:
Loss from Continuing Operations	$(1.22)	$(0.49)	$(2.42)	$(1.19)
Extraordinary Gain	0.18	—	0.19	—

Basic and Diluted Net Loss per Share	$(1.04)	$(0.49)	$(2.23)	$(1.19)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING	61,388,785	60,504,463	61,200,011	60,321,464

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2001 and December 31, 2000
(Dollars in thousands, except share amounts)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,563	$171,417
Short-term investments	—	10,320
Accounts receivable, net of allowance for doubtful accounts of $11,100 and $9,600 at September 30, 2001 and December 31, 2000, respectively	92,289	46,823
Other current assets	23,813	21,069

Total current assets	122,665	249,629

PROPERTY, PLANT and EQUIPMENT, at cost	618,156	536,355
Less — Accumulated depreciation	(152,873)	(85,083)

Property, Plant and Equipment, net	465,283	451,272
OTHER NONCURRENT ASSETS	22,503	22,784

	$610,451	$723,685

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,867	$99,909
Accrued liabilities	26,419	28,730
Current maturities of long-term debt	10,372	9,909

Total current liabilities	77,658	138,548

LONG-TERM DEBT, net of current maturities	606,237	534,841

OTHER NONCURRENT LIABILITIES	10,844	5,507

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 61,819,973 and 61,454,594 issued and outstanding at September 30, 2001 and December 31, 2000, respectively	619	615
Additional paid-in capital	192,259	184,953
Deferred compensation	(932)	(1,186)
Accumulated deficit	(276,234)	(139,593)

Total stockholders' (deficit) equity	(84,288)	44,789

	$610,451	$723,685

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2001 and 2000
(Dollars in thousands)

	For the nine months ended September 30
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(136,641)	$(71,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,273	39,018
Non-cash compensation expense	5,220	4,675
Loss on disposal of fixed assets	14,128	—
Amortization of discount on senior notes	19,508	17,354
Extraordinary gain on extinguishment of debt, net of tax	(11,493)	—
Unpaid portion of restructuring charge	6,341	—
Other	(2,343)	1,521
Changes in operating assets and liabilities:
Accounts receivable	(45,466)	(25,298)
Other current assets	(3,144)	(3,947)
Accounts payable and accrued liabilities	(67,630)	27,145
Other non-current assets and liabilities, net	4,868	759

Net cash used in operating activities	(145,379)	(10,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(95,024)	(227,653)
Change in short-term investments	10,320	(4,336)

Net cash used in investing activities	(84,704)	(231,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Notes	(4,700)	—
Net proceeds from issuance of long-term debt	75,000	259,180
Payments on long-term debt	(7,414)	(6,863)
Net proceeds from the issuance of common stock	2,343	1,500

Net cash provided by financing activities	65,229	253,817

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(164,854)	11,373
CASH AND CASH EQUIVALENTS, beginning of period	171,417	178,142

CASH AND CASH EQUIVALENTS, end of period.	$6,563	$189,515

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

    Property, plant and equipment consists of the following:

	September 30, 2001	December 31, 2000
	(Unaudited)
Building and improvements	$8,444	$8,444
Communications network	401,536	254,860
Computer equipment	52,834	34,172
Leasehold improvements	98,613	55,527
Furniture and fixtures	10,819	10,166
Motor vehicles	518	488
Assets under capital lease	22,660	22,354
Construction in progress	22,732	150,344

	618,156	536,355
Less: Accumulated depreciation	(152,873)	(85,083)

Total	$465,283	$451,272

3. Debt

    Long-term debt consists of the following:

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except share amounts)

	September 30, 2001	December 31, 2000
	(Unaudited)
12.125% senior discount notes due 2008, net of unamortized discount of $40,115 and $59,888 at September 30, 2001 and December 31, 2000, respectively	$227,318	$210,112
11.875% senior notes due 2010, net of unamortized discount of $1,555 and $1,789 at September 30, 2001 and December 31, 2000, respectively	259,220	273,211
Senior Secured Credit Facility	75,000	—
Secured equipment term loan	28,309	35,462
Capitalized lease obligations and other	26,762	25,965

	616,609	544,750
Less — current maturities	10,372	9,909

Total	$606,237	$534,841

    We have borrowed a total of $75,000 under our Senior Secured Credit Facility (the "Credit Facility") as of September 30, 2001. The draws under the Credit Facility bear an interest rate of LIBOR plus additional basis points and the principal payments will begin on November 30, 2003.

    On August 9, 2001, we announced a $430,000 comprehensive recapitalization plan (see Note 7). In conjunction with this plan, we purchased $16,793 in principal amount of our High Yield notes ("Notes") during August 2001. This early retirement of our Notes resulted in an after-tax extraordinary gain of $11,493.

4. Restructuring

    During the third quarter of 2001, we revised our business plan to reflect several initiatives which included; (1) the consolidation of our voice and data business units; (2) a 22 market business plan; (3) a refinement of our managed Internet access strategy; and (4) the scale back of our DSL initiatives. In conjunction with this revised business plan, we recorded a $25,706 charge for the reduction of our workforce, the abandonment of excess network facilities, the write-off of related network assets and other related costs. The $25,706 is comprised of $14,128 in network fixed asset write-downs, $9,402 in abandonment of excess network facilities, $1,328 in employee severance costs and $848 in other related charges. For the three months ended September 30, 2001 amounts paid associated with the abandoment of excess network facilities, employee severance, and other related charges totaled $4,013, $922, and $302, respectively. A restructuring loss on fixed assets write-downs of $14,128 has been recorded during the third quarter of 2001. The remaining unpaid restructuring costs of $6,341 are included in accrued liabilities in our consolidated balance sheet as of September 30, 2001.

5. Loss Per Share

    We compute basic loss per common share based on the weighted average number of shares of common stock outstanding for the period. This calculation excludes certain unvested shares of restricted common stock. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options and unvested shares of common stock. Since the results of the adjustments required for the diluted weighted average common shares outstanding are anti-dilutive for the three and nine months ended September 30, 2001 and 2000, they have been excluded from the net loss per share calculation. Our basic and diluted weighted average number of shares outstanding for the three and nine months ended September 30, 2001 and 2000 is as follows:

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
Basic weighted average number of common shares outstanding	61,388,785	60,504,463	61,200,011	60,321,464
Dilutive stock options and unvested common shares	548,667	5,155,074	1,698,473	4,958,280

Dilutive weighted average number of common shares outstanding	61,937,452	65,659,537	62,898,484	65,279,744

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except share amounts)

6. Segment Information

    We currently operate solely in the United States and are organized primarily on the basis of strategic geographic operating segments that provide communications services in each respective geographic region. All of our geographic operating segments have been aggregated into one reportable segment as of and for the periods ended September 30, 2001 and 2000, and as of December 31, 2000.

    Our chief operating decision makers view earnings before interest, income taxes, depreciation and amortization ("EBITDA") as the primary measure of profit and loss. The following represents information about revenues, EBITDA (which excludes non-cash compensation and restructuring costs), total assets and capital expenditures as of September 30, 2001 and December 31, 2000, and for the nine months ended September 30, 2001 and 2000:

	Nine Months Ended
	September 30, 2001	September 30, 2000
Revenue	$249,168	$166,769
EBITDA	(811)	(8,411)
	September 30, 2001	December 31, 2000
Total assets	$522,336	$452,733
Capital expenditures	95,024	309,617

    The following reconciles our total segment EBITDA to our consolidated net loss before income taxes for the nine months ended September 30, 2001 and 2000:

	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
Total EBITDA for reportable segment	$(811)	$(8,411)
Depreciation and amortization	(71,273)	(39,018)
Interest expense, net	(48,543)	(39,919)
Interest income	3,419	17,056
Other income	—	242
Restructuring Costs	(25,706)	—
Non-cash compensation	(5,220)	(4,675)

Net loss before income taxes and extraordinary gain	$(148,134)	$(74,725)

    The following reconciles our total segment assets to our consolidated total assets as of September 30, 2001 and December 31, 2000:

	September 30, 2001	December 31, 2000
Total assets for reportable segment	$522,336	$452,733
Cash and short-term investments	6,563	181,737
Other current assets	11,106	16,790
Property, plant and equipment, net	47,943	49,641
Other noncurrent assets	22,503	22,784

Total consolidated assets	$610,451	$723,685

[1]	EBITDA is not a measurement of financial performance under generally accepted accounting principles, is not intended to represent cash flows from operations, and should not be considered as an alternative to net loss as an indicator of our operating performance or to cash flows as a measure of liquidity. We believe EBITDA is widely used by analysts, investors and other interested parties in the telecommunications industry. EBITDA is not necessarily comparable to similarly titled measures for other companies.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except share amounts)

7. Subsequent Event And Pro Forma Financial Data

    On October 26, 2001, we completed our $430,000 comprehensive recapitalization plan which included: (1) the infusion of $150,000 of investment capital, consisting of the issuance of $50,000 in class A redeemable voting convertible preferred stock and the incurrence of $100,000 in senior convertible loans, which will mature on December 31, 2007. Both securities are convertible into our common shares and will accrue 8% payment-in-kind, ("PIK") interest or dividends. The PIK interest and dividends are for five years with acceleration provisions in the event of certain developments such as change in control or prepayments. After five years interest and dividends may be payable in cash, at our option; (2) exchange and purchase arrangements that resulted in the retirement of approximately $295,000 in principal amount at maturity of our Notes (includes $3,900 in Notes still to be exchanged pursuant to existing exchange agreements), (3) the issuance through a pro rata dividend to our stockholders of record as of October 25, 2001 of warrants to purchase common stock, (4) an amendment to our existing senior credit facility to provide a total of $225,000 of borrowing capacity, and (5) approval to effect a reverse stock split between 1:5 to 1:35. Prior to the recapitalization, covenants of the credit facility limited our borrowing capacity to approximately $150,000.

    The following unaudited pro forma condensed balance sheet data gives effect to the recapitalization and also gives effect for the conversion of the convertible debt as if both had taken place on September 30, 2001:

	Actual As of September 30, 2001	Pro Forma Recapitalization As of September 30, 2001(1)(3)	Pro Forma As if Converted Basis September 30, 2001(2)(3)
	(Dollars in Thousands)
Cash and short-term investments	$6,563	$145,919	$145,919
Accounts receivable and other current assets	116,102	115,637	114,268
Property, plant and equipment, net	465,283	465,283	465,283
Other noncurrent assets	22,503	25,222	18,378

	$610,451	$752,061	$743,848

Accounts payable and accrued liabilities	$67,286	$68,386	$68,386
Long-term debt, includes current portion	616,609	357,658	357,658
Other noncurrent liabilities	10,844	10,844	10,844
Convertible note	—	100,000	—
Class A redeemable convertible preferred stock, net	—	45,895	45,895
Total stockholders' (deficit) equity	(84,288)	169,278	261,065

	$610,451	$752,061	$743,848

(1)
Gives effect to our recapitalization as if it had taken place on September 30, 2001 and includes the convertible note as long-term debt. However, the note does not require cash interest payments.

(2)
Gives effect to our recapitalization as if it had taken place on September 30, 2001 and shows the convertible note, net of issuance cost, as if converted to common shares as of September 30, 2001.

(3)
The Notes exchanged includes $3,900 in aggregate principal amount of Notes that the holders thereof agreed to exchange but have not been delivered to Focal for exchange in accordance with the terms of the applicable exchange agreement. We are actively working to have these Notes delivered for exchange as required by the applicable exchange agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    General.  We provide voice, data and Internet infrastructure services to large, communications-intensive users in major cities. We began operations in 1996 and initiated service first in Chicago in May 1997. As of September 30, 2001 we offered service in a total of 22 markets which encompasses a total of 53 metropolitan statistical areas, or MSAs. As of September 30, 2001 we had 652,648 lines installed and in service.

    During August 2001, we began the implementation of our revised business plan in conjunction with our $430 million comprehensive recapitalization plan. Our revised business plan includes several initiatives as follows:

  •
  Consolidate Voice and Data Business Units—We consolidated our voice and data business units in order to streamline the delivery of voice and data services to our enterprise and ISP customers. By combining these two business units, we can offer a higher quality service to our customers while realizing greater operational efficiencies. This consolidation was a significant factor in reducing our work force by approximately 175 employees during the third quarter of 2001.

  •
  Pursue 22 Market Business Plan—We will concentrate on our existing markets and will not enter the San Diego and St. Louis markets. We completed our market build-out during the third quarter of 2001 with Miami, our 22nd tier-one market. We believe that these 22 markets offer significant growth potential.

  •
  Refine Managed Internet Access Strategy—Our original plan was to provide managed Internet access services in 36 markets. These services are currently commercially available in 15 markets and three markets are under development. We will complete market development in these three markets and defer further expansion.

  •
  Scale Back DSL Initiatives—We will concentrate our DSL initiatives on our most mature markets including Chicago and New York and will cease or curtail DSL operations in other selected markets.

    Revenue.  Enterprise revenue includes all services sold to corporations, government entities and value added resellers. Internet Service Provider ("ISP") revenue includes all services sold to ISP customers. Our Enterprise and ISP service offerings include circuit switched lines, private lines, colocation, DSL, managed internet access, and other broadband services. Enterprise and ISP revenue is composed of monthly recurring charges, private line sales, usage charges, and initial non-recurring charges. Monthly recurring charges include the fees paid by our customers for lines in service, additional features on those lines, and colocation space. Monthly recurring charges are derived only from end user customers. Usage charges consist of fees paid by carriers for each call made, fees paid by the ILEC and other CLECs as reciprocal compensation, and access charges paid by the IXCs for long distance traffic that we originate and terminate. Non-recurring revenue is typically derived from fees charged to install new customer lines and is deferred and amortized over estimated customer lives.

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

    Our strategy of initially leasing rather than building our own fiber transport facilities has resulted in our cost of service being a significant component of total cost. Accordingly, our network expenses may be higher on a relative basis compared to CLECs that own a higher percentage of their transport network. However, compared to these same companies, our capital expenditures are significantly lower.

    A key aspect of our "smart-build" strategy is that we only operate in Tier-1 markets which are served by multiple fiber providers. When traffic volumes grow sufficiently to justify investing in our own network, we have purchased our own fiber capacity. As of September 30, 2001 we were operating our own fiber networks in 10 of our markets.

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

	2001			2000
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Enterprise Revenue ($ mil)	$40,212	$39,653	$30,573	$23,784	$20,179
Internet Service Provider Revenue ($ mil)	$44,909	$42,543	$51,278	$43,567	$40,573
Lines Sold During the Quarter	104,452	119,710	89,383	—	—
Cumulative Net Lines Installed to Date (1)	652,648	575,004	501,029	435,272	365,016
Estimated Enterprise Lines as % of Installed Lines	53%	50%	44%	39%	35%
ILEC Switches Interconnected	2,441	2,316	2,062	1,975	1,823
Quarterly Minutes of Use (Billions)	8.3	8.0	7.5	7.4	7.1
Markets in Operation	22	21	21	20	20
MSAs Served	53	50	50	49	49
Circuit Switches Operational	26	24	21	20	19
Capital Expenditures ($ mil)	$28	$45	$22	$82	$99
Employees	1,242	1,368	1,228	1,130	1,089
Sales Force (2)	256	247	210	184	180
(1)
Cumulative lines installed were increased by 20,794 during the third quarter of 2001 for a database adjustment.

(2)
Quota bearing sales professionals. Does not include sales engineers or customer support personnel.

    We sold 104,452 lines during the third quarter of 2001, had gross installs of 86,369 lines, and installed 56,850 lines on a net basis. Both the sales and installation activity was heavily weighted in favor of our Enterprise business. We disconnected 29,519 lines during the third quarter of 2001. The disconnected lines were concentrated in the ISP business. We believe that the short-term nature of these issues and the strength of our enterprise business will enable Focal to reach its targeted net line growth of 247,000 to 257,000 lines for 2001.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

    Enterprise revenue increased 99% to $40.2 million during the third quarter of 2001 from revenue of $20.2 million in the third quarter of 2000. Enterprise revenue grew approximately 94% to $39.0 million in the third quarter of 2001 from the third quarter of 2000 after adjusting for the non-recurring revenue in the third quarter of 2001. ISP revenue increased 11% to $44.9 million during the third quarter of 2001 compared to $40.6 million in revenue for the third quarter of 2000. On a normalized basis after adjusting for the non-recurring revenue in the third quarter of 2001, ISP revenue increased by approximately 6% to $43.0 million compared to the third quarter of 2000. Our ISP business remained under pressure during the third quarter and as a result we continued to experience a high level of line disconnects in this segment of the market. We installed 55,833 and 1,017 net enterprise and ISP lines during the third quarter of 2001, respectively.

    Network expenses totaled $41.3 million for the third quarter of 2001 compared to $23.9 million for the third quarter of 2000. This $17.4 million increase resulted from our expansion into new markets and related costs for leased transport facilities, usage settlements, and colocation. Our gross margin was approximately 51% for the third quarter of 2001 and 61% for the third quarter of 2000. This decrease in our gross margin on a year over year basis is a direct result of costs incurred to support our market expansion, the rollout of our managed Internet access services, and the impact of reduced reciprocal compensation and access rates. Our SG&A expenses fell from 69.3% to 54.6% as a percentage of revenue for the three months ended September 30, 2000 and 2001, respectively. However, on a total cost basis, our SG&A expenses increased by $4.4 million to $46.5 million during the third quarter of 2001. This increase is the result of an increase in our employee base, an increase in sales related expenses, the expansion into new markets and an increase in other corporate expenses.

    Depreciation and amortization increased from $15.9 million to $27.4 million in the comparative three-month periods. This increase of $11.5 million is a result of our expansion into new markets and an increase in our fixed asset base in our existing markets. Interest income decreased from $4.8 million in the third quarter of 2000, to $0.3 million in the comparable period of 2001. This $4.5 million decrease is primarily due to the use of our cash, cash equivalents, and short-term investments for capital expenditures associated with the build-out of our nationwide network. Our net interest expense increased to $17.9 million in the third quarter of 2001 from $13.1 million in the third quarter of 2000. This $4.8 million increase is primarily due to interest expense charges under our Senior Secured Credit Facility (the "Credit Facility").

    During August 2001, in conjunction with our $430 million comprehensive recapitalization plan, we purchased $16.8 million in principal amount of our Notes which resulted in an after-tax extraordinary gain of $11.5 million being recorded in the third quarter of 2001.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

    Enterprise revenue increased 115% to $110.4 million compared to $51.4 million for the nine months ended September 30, 2000. Enterprise revenue grew approximately 94% to $100.0 million for the nine months ended September 30, 2001 from the same period of 2000 after adjusting for the non-recurring revenue items. Our ISP revenue increased 20% from $115.4 million in 2000 to $138.7 million for the nine months ended September 30, 2001. On a normalized basis after adjusting for the non-recurring revenue items in 2001, ISP revenue increased by approximately 17% to $135.0 million for the nine months ended September 30, 2001 compared to the same period of 2000. This increase in our enterprise and ISP revenue is primarily due to the net installation of 184,514 and 32,862 enterprise and ISP lines respectively, during the nine months ended September 30, 2001.

    Network expenses were $115.9 million for the nine months ended September 30, 2001 compared to $63.6 million for the nine months ended September 30, 2000. This $52.3 million increase resulted from costs incurred to support our market expansion, the rollout of our managed Internet access services, and related costs for leased facilities, usage settlements, and colocations. Our gross margin was approximately 53% and 62% for the nine months ended September 30, 2001 and 2000, respectively. This decrease in our gross margin between comparable periods is a direct result of costs incurred to support our market expansion, the rollout of our managed Internet access services, and the impact of reduced reciprocal compensation and access rates. Our SG&A expenses fell from 66.9% to 53.8% as a percentage of revenue for the nine months ended September 30, 2000 and 2001, respectively. However, on a total cost basis our SG&A expenses increased by $22.6 million to $134.1 million during the nine months ended September 30, 2001 as a result of an increase in our employee base, an increase in sales related expenses, the expansion into new markets and an increase in other corporate expenses.

    Depreciation and amortization increased from $39.0 million to $71.3 million in the comparative nine-month periods in 2000 and 2001, respectively. This increase of $32.3 million is a result of our expansion into additional new markets and an increase in our fixed asset base in our existing markets.

    Interest income decreased from $17.1 million for the first nine months ended September 30, 2000, to $3.4 million in the comparable period of 2001. This $13.7 million decrease is primarily due to our cash, cash equivalents, and short-term investments decreasing from $203.9 million at September 30, 2000 to $6.6 million at September 30, 2001 as a result of cash utilized in the build-out of our nationwide network. Interest expense increased from $39.9 million in the nine months ended September 30, 2000 to $48.5 million in the nine months ended September 30, 2001. This $8.6 million net increase is primarily due to interest expense charges relating to our Credit Facility.

Liquidity and Capital Resources

    On October 26, 2001, we completed our $430 million comprehensive recapitalization plan designed to provide us with sufficient financing to implement our revised business plan and improve our existing capital structure. The components of the recapitalization plan included: (1) the infusion of $150 million of investment capital, consisting of the issuance of $50 million in class A redeemable voting convertible preferred stock and the incurrence of $100 million in senior convertible loans, which will mature on December 31, 2007. Both securities are convertible into our common shares and will accrue 8% payment-in-kind, ("PIK") interest or dividends. The PIK interest and dividends are for five years with acceleration provisions in the event of certain developments such as change in control or prepayments. After five years interest and dividends may be payable in cash, at our option; (2) exchange and purchase arrangements that resulted in the retirement of approximately $295 million in principal amount at maturity (includes $3.9 million in Notes still to be exchanged pursuant to existing exchange agreements) of our 12.125% senior discount notes due 2008 and our 11.875% senior notes due 2010 ("Notes"), (3) the issuance through a pro rata dividend to our stockholders of record as of October 25, 2001 of warrants to purchase common stock, (4) an amendment to our existing senior credit facility to provide a total of $225 million of borrowing capacity, and (5) approval to effect a reverse stock split between 1:5 to 1:35.

    As a result of our recapitalization, we have significantly restructured our balance sheet. On a proforma basis as if the recapitalization had taken place on September 30, 2001 (see note 7 to our consolidated financial statements), our cash would have been approximately $145.0 million and our total debt components reduced to $357.7 million in Notes and other secured debt and $100.0 million in senior convertible loans. In addition, the amendment of our senior credit facility provides us with approximately $150 million of additional borrowing capacity which will be available in two tranches; $55.0 million for 2002 and $95.0 million thereafter.

    Our revised business plan requires significant operating and capital expenditures, a substantial portion of which will be incurred before significant related revenue is realized. These expenditures, together with associated operating expenses, may result in our having substantial negative operating cash flow and substantial net operating losses for the foreseeable future, including the remainder of 2001 and fiscal year 2002. Our revised plan indicates that our revenue for the year 2001 will be approximately $331.0 million to $334.0 million and EBITDA will be in a range of approximately $5.0 million loss to a $1.0 million loss for 2001. Although we believe that our revised plan, cost estimates and the scope and timing of our planned network build-out are reasonable, we cannot assure that actual costs or the timing of the expenditures, or that the scope and timing of our build-out, will be consistent with current estimates.

    In conjunction with our revised business plan, we recorded a $25.7 million restructuring charge for a reduction in our workforce, the abandonment of excess network facilities, the write-off of related network assets and other related costs. The $25.7 million is comprised of $14.1 million in network fixed asset write-downs, $9.4 million in abandonment of excess network facilities, $1.3 million in employee severance costs and $0.9 million in other related charges. For the three months ended September 30, 2001 amounts paid associated with the abandonment of excess network facilities, employee severance, and other related charges totaled $4.0 million, $0.9 million, and $0.3 million, respectively. A restructuring loss on fixed assets write-downs of $14.1 million has been recorded during the third quarter of 2001. The remaining unpaid restructuring costs of $6.4 million are included in accrued liabilities in the consolidated balance sheet as of September 30, 2001.

    Our capital expenditures were approximately $95.0 million for the nine months ended September 30, 2001. This primarily reflects capital spending to support our enterprise and ISP line growth, the rollout of our managed Internet access services and new market expansion. We estimate that our capital expenditures in connection with our current revised business plan will be approximately $120.0 million to $130.0 million for 2001. Our expectations of future capital requirements and cash flows from operations are based on current estimates. Our actual capital requirements and cash flows could differ significantly from those estimates.

    Net cash used in operating activities increased by $134.9 million to $145.4 million during the nine months ended September 30, 2001, compared to the same period in 2000. This increased use of cash is primarily due to a $45.5 million increase in our accounts receivable and a $59.0 million decrease in our outstanding accounts payable during the first nine months of 2001. Our accounts payable were unusually high at December 31, 2000 which was subsequently resolved. Net cash used in investing activities was $84.7 million for the nine months ended September 30, 2001 compared to $232.0 million for the nine months ended September 30, 2000. This decrease of $147.3 million is primarily the result of reduced capital expenditures on market expansion during the first nine months of 2001. Net cash provided by financing activities decreased by $188.6 million for the nine months ended September 30, 2001 to $65.2 million. This decrease is primarily the net result of the $259.2 million in net proceeds we received from the issuance of our 11.875% senior notes in January 2000 which was partially off-set by $75.0 million of borrowings under our Credit Facility in 2001.

    Based on current estimates including the benefit of our recapitalization, we expect that our existing cash and investment balances, and future cash flows (expected to be provided from ongoing operations) will be sufficient to fully fund our operations and capital expenditure requirements as contemplated in our revised business plan. Our expectations of future capital requirements and cash flows from operations are based on current estimates. Our actual capital requirements and cash flows could differ significantly from these estimates. If plans or assumptions change or prove to be inaccurate, we may be required to seek additional sources of capital, seek additional capital sooner than currently anticipated, or modify our expansion plans.

Effect of New Accounting Standards

Accounting for Business Combinations

    In July 2001, the FASB issued SFAS No. 141, "Accounting for Business Combinations," effective for all business combinations initiated and made after June 30, 2001. SFAS 141 requires that all business combinations be accounted for under the purchase method and establishes additional reporting requirements for business combinations. As of September 30, 2001, we have not had any business combination transactions. In the future we will account for all business combinations under the purchase method and we do not expect that the adoption of this statement to have an effect on our operations.

Accounting for Goodwill and Other Intangible Assets

    In July 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. Under this approach, goodwill and intangibles will not be amortized, but will be periodically reviewed for impairment and expensed against earnings only in periods in which the recorded value exceeds the fair value. Our adoption of this statement will not have a current effect of intangible assets currently on the books but could result in significant changes to amortization expense and the classification and recording of intangibles on any future acquisitions.

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

    A significant portion of our long-term debt bears fixed interest rates, and accordingly, the fair market value of the long-term debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed long-term debt obligations. The fair market value of our Credit Facility debt approximates the carrying value as of September 30, 2001 due to the variable interest rate feature of the debt instrument.

    On October 26, 2001, we completed a comprehensive recapitalization plan (see Note 7 to our consolidated financial statements).

    The table below provides additional information about our 1998 Notes, 2000 Notes, and Credit Facility. For additional information about our long-term debt obligations, see our Consolidated Financial Statements and accompanying notes related thereto appearing elsewhere in this report.

	As of September 30, 2001
Expected Maturity	Debt	Average Interest Rate
2001	—
2002	—
2003	1,875	7.9%
2004	9,375	7.9%
2005	16,875	7.9%
Thereafter	575,083	11.5%

	603,208

Fair Market Value	215,061

PART II—OTHER INFORMATION

Item 1.  Legal and Administrative Proceedings

    With the exception of the matters discussed below, we are not aware of any material litigation against us. In the ordinary course of our business, we are involved in a number of regulatory proceedings before various state commissions and the FCC.

    On April 17, 2000, we joined with a number of other CLECs in a complaint in federal district court in Virginia against two interexchange carriers (IXCs)—AT&T and Sprint—based on these carriers' refusal to pay portions of switched access charges owed in connection with long distance calls carried to or from our customers. The IXCs alternatively claimed that they did not order switched access services from us, or that our rates for such switched access services were excessive. We have settled this dispute with Sprint. Effective June 14, 2001, the FCC found that IXCs could not refuse CLEC interstate access service on a prospective basis, provided that such rates were at or below a presumptively-reasonable safe harbor, and Focal's interstate rates are currently within the safe harbor. On October 22, 2001, the FCC found that, as a matter of federal law, IXCs such as AT&T were not free to withhold payment from CLECs for interstate switched access service, even prior to June 14, 2001. Instead, IXCs must pay the tariffed rate and are free to challenge the interstate rate level before the FCC. AT&T has appealed this FCC order to the United States Circuit Court of Appeals for the DC Circuit. In addition, Focal expects that AT&T will shortly file a formal challenge to Focal's Interstate rates before the FCC. A final judicial decision finding that IXCs can refuse CLEC access service, or a finding that Focal's access rates are now unreasonable, or were historically unreasonable would have an adverse financial impact.

Item 2.  Changes in Securities and Use of Proceeds

    Not Applicable.

Item 3.  Defaults Upon Senior Securities

    Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

    Not Applicable.

Item 5.  Other Information

    Not Applicable

Item 6.  Exhibit and Reports on Form 8K

  (a)
  Exhibits

Exhibit Number	Exhibit Description	Location
3.1	Certificate of Amendment to the Restated Certificate of Incorporation, filed on October 26, 2001 with the Secretary of State of the State of Delaware.	Incorporated by reference to Exhibit 99.1 of the Form 8-K dated October 29, 2001 (the October 29 Form 8-K)

3.2	Certificate of Designation of Series A Redeemable Voting Convertible Preferred Stock, filed on October 26, 2001 with the Secretary of State of the State of Delaware.	Incorporated by reference to Exhibit 99.2 of the October 29 Form 8-K
4.1
	Preferred Stock Purchase and Loan Commitment Agreement dated August 9, 2001 (the "Purchase Agreement"), by the among Focal Communications Corporation, Madison Dearborn Capital Partners IV, L.P., Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership and Battery Ventures III, L.P.	Incorporated by reference to Exhibit 99.1 of the Form 8-K dated August 29, 2001
4.2
	Joinder Agreement and Amendment No. 1, dated September 21, 2001, among the Company, Madison Dearborn Capital Partners IV, L.P., Frontenac VIII Limited Partnership, Battery Ventures III, L.P., Battery Ventures, VI, L.P., Battery Investment Partners VI, LLC Great Hill Equity Partners Limited Partnership, Great Hill Investors, LLC, Great Hill Equity Partners II Limited and Great Hill Affiliate Partners II Limited Partnership	Incorporated by reference to Exhibit 99.1 of the Form 8-K dated September 27, 2001
4.3
	Amendment No. 2 to the Preferred Stock Purchase and Loan Commitment Agreement, dated as of October 11, 2001, by and among the Company, Madison Dearborn Capital Partners IV, L.P., Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership, Battery Ventures III, L.P., Battery Ventures VI, L.P., Battery Investment Partners VI, LLC. Great Hill Equity Partners II Limited Partnership and Great Hill Affiliate Partners II Limited Partnership.	Incorporated by reference to Exhibit 99.4 of the October 29 Form 8-K
4.5	Voting Agreement, dated August 9, 2001, by and among Focal Communications Corporation, Madison Capital Partners, L.P., Frontenac VI Limited Partnership and Battery Ventures III, L.P.	Incorporated by reference to Exhibit 99.6 of the Form 8-K dated August 29, 2001
4.6	Form of Exchange Agreement (Exhibit I to Purchase Agreement)	Incorporated by reference to Exhibit 99.5 of the Form 8-K dated August 29, 2001
4.7
	Conversion Agreement, dated as of October 26, 2001, by and among the Company, Madison Dearborn Capital Partners IV, L.P., Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership, Battery Ventures III, L.P., Battery Ventures VI, L.P., Battery Investment Partners VI, LLC, Great Hill Equity Partners Limited Partnership, Great Hill Investors, LLC, Great Hill Equity Partners II Limited Partnership, Great Hill Affiliate Partners II Limited Partnership and Randolph Street Partners III.	Incorporated by reference to Exhibit 99.3 of the October 29 Form 8-K
4.8
	First Amended and Restated Registration Agreement, dated as of October 26, 2001, by and among the Company, the Persons listed on the Schedule of Original Institutional Investors attached thereto, the Persons listed on the Schedule of New Institutional Investors and attached thereto, the Person, listed on the Schedule of Exchanging Bondholders attached thereto, and the Persons listed on the Scheduled of Executive Investors attached thereto.	Incorporated by reference to Exhibit 99.5 of the October 29 Form 8-K

4.9
	First Supplemental Indenture, dated as of October 26, 2001 between the Company and BNY Midwest Trust Company, as Trustee providing for the issuance of the Company's 12.125% Senior Discount Notes due 2008.	Incorporated by reference to Exhibit 99.8 of the October 29 Form 8-K
4.10	First Supplemental Indenture, dated as of October 26, 2001 between the Company and BNY Midwest Trust Company, as Trustee providing for the issuance of the Company's 11.875% Senior Notes due 2010.	Incorporated by reference to Exhibit 99.9 of the October 29 Form 8-K
4.11	Warrant Agreement, dated as of October 26, 2001 between the Company and Computershare Trust Company of New York, as warrant agent.	Incorporated by reference to Exhibit 99.10 of the October 29 Form 8-K
10.1
	Amended and Restated Credit and Guaranty Agreement, dated as of October 26, 2001, by and among the Company, Focal Financial Services, Inc., certain subsidiaries of the Company as identified therein, Goldman Sachs Credit Partners L.P., Salomon Smith Barney Inc., Citibank, N.A. and Bank of America N.A.	Incorporated by reference to Exhibit 99.6 of the October 29 Form 8-K
10.2	Master Pledge and Security Agreement, dated as of October 26, 2001, by and among the Company, certain subsidiaries of the Company as identified therein the Citicorp USA, Inc., as collateral agent.	Incorporated by reference to Exhibit 99.7 of the October 29 Form 8-K
  (b)
  Reports on Form 8K

During the third quarter and prior to November 14, 2001, we filed three Current Reports on Form 8-K, which were filed on August 29, 2001, September 27, 2001 and October 29, 2001. We announced the comprehensive recapitalization plan, the amendment of the Preferred Stock Purchase and Loan Commitment Agreement, and the completion of a comprehensive recapitalization plan respectively.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOCAL COMMUNICATIONS CORPORATION
Signature	Title	Date

/s/ ROBERT C. TAYLOR, JR. Robert C. Taylor, Jr.	President and Chief Executive Officer (Authorized Officer)	November 14, 2001
/s/ RONALD REISING Ronald Reising	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 14, 2001
/s/ GREGORY J. SWANSON Gregory J. Swanson	Controller (Principal Accounting Officer)	November 14, 2001

QuickLinks

INDEX
INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) For the Three and Nine Months Ended September 30, 2001 and 2000 (Dollars in thousands, except per share amounts)
FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS As of September 30, 2001 and December 31, 2000 (Dollars in thousands, except share amounts)
FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) For the Nine Months Ended September 30, 2001 and 2000 (Dollars in thousands)
FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal and Administrative Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibit and Reports on Form 8K
SIGNATURES