Form 10-K
period 2001-12-31
FOCAL COMMUNICATIONS CORP
filed 2002-03-27
CIK 1059130

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                              to

Commission File No. 333-49397

FOCAL COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4167094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
200 North LaSalle Street, Suite 1100, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (312) 895-8400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Based on the closing sales price on the Nasdaq National Market on February 28, 2002 of $7.70, the aggregate market value of our voting stock held by non-affiliates on such date was approximately $10,774,410. Shares of common stock held by each director and executive officer and by each person who owns or may be deemed to own 10% or more of our outstanding common stock have been excluded, since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of that date, Focal Communications Corporation had 4,935,832 shares of common stock issued and outstanding.

Documents Incorporated by Reference: None.

Index of Exhibits is located on page 48.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        We make statements in this Annual Report on Form 10-K that are not historical facts. These "forward-looking statements" can be identified by the use of terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or comparable terminology. These forward-looking statements include, among others, statements concerning:

  •
  Our business strategy and competitive advantages

  •
  Our anticipation of potential revenues from designated markets or customers

  •
  Statements regarding the growth of the telecommunications industry and our business

  •
  The markets for our services and products

  •
  Forecasts of when we will enter particular markets or begin offering particular services

  •
  Our anticipated capital expenditures and funding requirements

  •
  Anticipated regulatory developments

        These statements are only predictions. You should be aware that these forward-looking statements are subject to risks and uncertainties, including financial and regulatory developments and industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, our failure to:

  •
  Maintain acceptance of our services by new and existing customers

  •
  Attract and retain talented employees

  •
  Successfully introduce and expand our data and voice service offerings on a timely and cost-effective basis

  •
  Respond to competitors in our markets

  •
  Design, provision and install our network infrastructure, including transport facilities, Internet transit services, and unbundled loops

  •
  Execute and renew interconnection agreements with incumbent carriers on terms satisfactory to us

  •
  Enter into and maintain our agreements for transport facilities and services

  •
  Receive full and timely payments from customers

  •
  Prevail in legal and regulatory proceedings regarding reciprocal compensation for Internet-related calls or changes to laws and regulations that govern reciprocal compensation

  •
  Obtain and maintain any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions

  •
  Respond effectively to regulatory, legislative and judicial developments.

  •
  Manage administrative, technical and operational issues presented by our business plan

  •
  Raise sufficient capital on acceptable terms and on a timely basis

PART I

ITEM 1. BUSINESS

        Except as otherwise required by the context, references in this report to the "Company," "Focal," "we," "us," or "our" refer to the combined business of Focal Communications Corporation and all of its subsidiaries. Unless otherwise indicated, the information in this Annual Report on Form 10-K gives effect to a 35-for-1 reverse stock split that was declared by our Board of Directors on February 25, 2002 and effective on March 11, 2002. All share and per share amounts have been restated as if the split had occurred as of the earliest period presented.

        This report contains trademarks of Focal, and may contain trademarks, tradenames and service marks of other parties.

Introduction

        We are a national communications provider that offers voice and data services to communications-intensive users in major cities. We began operations in 1996, initiated service in May 1997, and as of December 31, 2001, offered services in the following 22 markets:

Atlanta Baltimore Boston Chicago/ NW Indiana Cleveland Dallas Detroit Fort Worth	Houston Los Angeles Miami/ Ft. Lauderdale Minneapolis/ St. Paul New York New Jersey Northern Virginia Oakland	Orange County, California Philadelphia/ N. Delaware San Francisco San Jose Seattle Washington, D.C.

        As of December 31, 2001, we had 694,784 lines installed and in service, as compared to 435,272 lines installed and in service as of December 31, 2000.

        Our primary objective is to become the provider of choice to communications-intensive customers in our target markets for voice and data services. Our sales and marketing efforts principally target Fortune 1000 companies and nearly half of the Fortune 100 currently use our services. We also provide services to many of the leading network service providers in the nation.

        We compete principally on the basis of the quality, sophistication and reliability of our services. Our primary competitors are Incumbent Local Exchange Carriers, or ILECs.

        Our customers tend to be the largest, most sophisticated communications users in the country. We believe that we meet their demanding needs through our unique network architecture, the experience of our operations team, and our award winning back office systems. The superior performance of our network stems, in part, from our extensive interconnections with the ILEC in each of our markets. As of December 31, 2001, we had 2,633 interconnection points. We believe that our customers recognize the advantages of this design in assuring them the high level of service they demand.

Market Potential

        We believe communications-intensive users in large metropolitan markets are not adequately supplied with highly reliable local voice and data services. We also believe that these types of users will increasingly demand diversity in communications providers. As a result, we initially choose to do business only in large metropolitan markets with a high concentration of communications-intensive customers. We selected our target geographical markets using several criteria:

  •
  Sufficient market size

  •
  Supportive state regulatory environment

  •
  The existence of multiple fiber transport providers with extensive networks

        We currently offer circuit-switched voice and data services, packet-switched data services, and high-speed managed Internet access services. We believe the market potential in our target markets for these services is substantial.

Strategy

        Our primary objective is to become the provider of choice to communications-intensive customers in our target markets for voice and data services. Our sales and marketing efforts principally target Fortune 1000 companies and nearly half of the Fortune 100 currently use our services.

        We believe that our success is based on our superior network reliability, customer service, and sales force among other factors. The majority of our sales people bring to the Company significant industry experience and long standing customer relationships. Our back office support systems have won numerous awards including CIO Magazine's Top 100, which recognizes the companies with the leading information systems in the country.

        By utilizing the "smart-build" approach to network design we believe we have optimized our return on invested capital. We do this by initially leasing, rather than owning, fiber capacity, concentrating our capital expenditures on switching facilities and information systems and acquiring fiber transport capacity as the volume and demands of our customer traffic warrants. Because of increased customer traffic volume in some of our markets, we began acquiring our own fiber transport capacity in 1999. By continuing to use the "smart-build" approach to network and service deployment, we expect to reduce the time and money required to launch new services, minimize the financial risk associated with underutilized networks and generate revenue and cash flow more quickly.

        Our primary source of competition is the ILEC, usually a Regional Bell Operating Company ("RBOC"). In addition to the above strengths, we also differentiate Focal from the competition by offering customers the ability to manage their local service on a national basis, much like IXCs do their long distance services. We currently have a very low share of the local telecommunications market in the cities we serve, providing us with significant growth opportunities for the future.

Networks

        We utilize Nortel DMS-500 SuperNode digital central office switches. As we add customers in a market, it has generally been most cost-effective for us to use leased fiber transport capacity to connect our customers to our network. We have initially leased local network trunking facilities from the ILECs and metropolitan network providers in each of our markets in order to connect our switches to major ILEC central offices serving the central business district and outlying areas of business concentrations. Given the large volume of traffic that we generally carry, we are able to negotiate favorable transport rates and still offer our customers redundancy and diversity. In addition, we have designed our networks to maximize call completion and significantly reduce the likelihood of blocked calls, which helps us satisfy the needs of our high-volume customers. This "smart-build" approach is possible because there are multiple vendors of local fiber transport facilities in each of our large metropolitan markets, both current and planned. Our switch-based, leased transport network architecture has allowed us to:

  •
  Reduce the time and money required to launch a new market

  •
  Minimize financial risk associated with under-utilized networks

  •
  Generate revenue and cash flow more quickly

        We believe that the quantity of existing and planned fiber transport facilities available from numerous carriers will be sufficient to satisfy our need for local leased transport facilities and permit us to obtain these facilities at competitive prices for the foreseeable future. The fiber transport providers in our markets compete with each other for our business in order to maximize the return on their fixed-asset networks, which enables us to obtain competitive pricing. In addition, because each of our fiber transport capacity providers is a common carrier, they are required to make their transport services available to us on terms no less favorable than those provided to similar customers.

        We own a portion of our local transport capacity because of increased volumes of customer traffic between our switches and specific ILEC central offices in some of our markets. We are a party to agreements for the acquisition of local fiber transport capacity covering a combined minimum of 10,800 fiber miles. As of December 31, 2001, we had activated our transport network in ten cities.

        We have also employed a "smart-build" approach in developing our inter-city strategy. Initially, we resold long distance transmission service by buying minutes on a wholesale basis. We currently lease fiber optic transport capacity connecting our switches between each of our markets that transports our calls from market to market over our own network and terminates the calls either directly at our customer's location or at the ILEC switch. For international calls, we have negotiated agreements with various international carriers for termination of our international calls throughout the world.

        To implement our inter-city network, we have signed agreements with a number of carriers under which we have leased 27,584 DS-3 miles and 6,180 OC-3 miles of transport capacity connecting our markets. This inter-city backbone network was initially based on time division multiplexing technology, but we are transitioning it to ATM technology. We believe the use of ATM switches will provide greater flexibility in creating and managing both data and voice services over the same physical network. We are currently able to price inter-city calls that remain on our network as if they were local calls—a service we call FocaLINC.

Products and Services

        We offer a full range of voice and data products. We connect calls using our own switches and network, as well as network services purchased from multiple carriers, resulting in a redundant network designed to meet the needs of the most demanding customers. In addition to connecting to all of the tandems in a given market, we connect directly to a high percentage of ILEC central offices, dramatically reducing the rate of failure in connecting calls.

Voice Services

        Inbound Services.    Our basic, inbound service allows for the completion of calls to a new phone number that we supply to our customer. Alternatively, local number portability, or LNP, allows us to provide inbound services using a customer's existing phone number. LNP allows us to provide emergency service to companies that lose their service as a result of man made or natural disasters. LNP has become increasingly useful to us in taking existing business from our primary competitors, the ILECs. We market this service to our customers as both a primary and backup service.

        Outbound Services.    Our basic outbound services allow local and toll calls to be completed within a metropolitan region and long-distance calls to be completed worldwide. This Direct Outward Dial (DOD) service is utilized by end-users in several ways. As a primary service, a customer uses Focal as a replacement for the ILEC in placing calls to destinations within the region. In addition, a customer can use Focal as a replacement for the long-distance provider in placing a call to destinations outside the region and around the world.

        Other outbound applications include long-distance overflow service in which we act as a backup to the customer's existing long-distance carrier in order to optimize the number of direct, special access lines installed from the customer's premises to the long-distance carrier's network.

        Our FocaLINC and FocalLINC LD services are designed to price inter-city and long-distance calls that remain on our network at rates that are competitively positioned. This product provides a cost-effective way for our customers in one market to make calls to their offices in other Focal markets.

        Focal's Business Continuance Plan assists customers in designing a telecommunications plan that includes redundancy, diversity and contingency planning. Focal's plan includes Remote Call Forwarding, which allows customers to forward calls from out-of-service lines to working numbers anywhere in the country. Focal Fail-Safe reroutes calls to a pre-determined backup location in case of outages. Colocation space offers enterprises the ability to store voice equipment in secure central office locations, to be used if needed. These services help ensure Focal's service to its customers remains uninterrupted, even in the face of a crisis.

        Our Conference Calling product has been enhanced to include an "on-demand" feature. Capacity for this feature supports up to 48 lines, which are available to customers at all times. Customers pay only when they use the service. In addition, the company offers traditional operator assisted conference calls.

        All of the services described above are commonly provisioned over a high-speed digital communications circuit called a T-1 facility and interface directly with our customers' private branch exchange or other customer-owned equipment. Direct interfacing eliminates the need to provide multiplexing equipment, which combines a number of communications paths onto one path, at the customer's location. This is possible due to the high call volume generated by the communications-intensive customers we target. Our ability to directly interface with existing customer equipment further minimizes our capital investment and maximizes our overall return on capital.

Data Services

        Internet Services.    Our high-speed Internet access services are principally targeted to our corporate and network service provider customer segments in 17 of our markets. The service relies on a combination of Internet Transit services, purchased from multiple Tier 1 Internet backbone networks, and Focal's backbone network to provide access to leading global Internet backbones. Additionally, we offer value-added services on top of our core high speed Internet access services that are directed at enterprise customers that desire to outsource installation, management and maintenance of their data services to a single provider that can help manage network growth and technological change.

        Access Services.    Focal Virtual Office is designed to allow a corporate customer's employees to dial-in to the corporate customer's local area network via a computer in the employee's local calling area. This allows the employee to access the local area network for the price of a local call and enables our corporate customer to avoid the higher cost of maintaining region-wide 800 service for local area network access. In addition, our Virtual Office customers are able to use the Focal Finder™ service, an interactive tool placed on the customer's web site that automatically provides a telecommuting employee with the local calling number to be used for server access.

        Focal Multi-Exchange Service, a variant of the Focal Virtual Office service marketed to network service providers, allows a network service provider's customers to cost-effectively access the network service provider's remote access servers. The combination of the multi-exchange service capacity and our high level of customer care have resulted in strong demand for our Multi-Exchange Service.

        Focal National Exchange Service and Enhanced National Exchange Service are inbound only foreign exchange services that deliver inbound calls from one or more Focal markets and terminates these calls on to Focal facilities in a different market. The service provides the customer a local presence in a remote market without having to have a physical presence.

        We offer our customers the ability to colocate equipment in our switching centers. Equipment colocation benefits the customer by allowing it to inexpensively house its data equipment without having to maintain secure, environmentally controlled space. We also offer them equipment maintenance services. These services are particularly well suited to our network service provider customers, who frequently operate remote access servers and routers in conjunction with our switched services.

Integrated Voice and Data Services

        Integrated Voice and Data (IVAD) is a new product offering that targets branch offices of larger corporations, as well as medium-sized businesses. IVAD is a scalable and flexible integrated voice and data service, allowing us to provide local, toll, long-distance and data traffic on a single dedicated circuit. This service positions Focal well to penetrate further into our existing customer-base with value-added services across our voice and data product suite.

Advanced Services

        CDR Express provides our VAR customers with automated delivery of daily call detail records, or CDRs, via the Internet. This system enables these customers to accurately bill their customers in a secure environment. CDR Express, as well as some other Focal products, are located in Your Domain—a section of our Internet site specifically dedicated to each customer. Your Domain enables our customers to access their most recent invoices, call detail records and the customer order entry forms. Your Domain is protected by a customer's user name and password. Your Domain can also inform customers of new product offerings we are developing.

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

        Diversity.    Focal provides diversity to communications-intensive users by delivering highly reliable, local communications services as an alternative to the ILEC. This type of diversity already exists in other areas of communications services, such as long-distance. Communications-intensive customers clearly embrace the benefits of diversity, particularly because redundancy minimizes the effects of facilities failures and maximizes competitive pricing. As a result, most of our target customers typically have multiple long-distance providers, multiple equipment vendors and multiple local private-line providers. Because of our focused strategy, we believe that we are uniquely positioned to become the provider of choice for local phone and data services for communications-intensive enterprises. Our focused strategy is based on our ability to deliver the superior level of diverse, reliable and sophisticated services that our customers require.

        Reliability.    We provide reliable service to communications-intensive users, who are highly sensitive to the potential effects of facilities failures, by designing our networks around the same theme of diversity that we advocate for our customers. Although local services are perceived as simple, basic services, the delivery of highly reliable local services requires sophisticated systems. We have engineered our switching and transport networks to meet the demanding traffic and reliability requirements of our target customers. Our network strategy is based on developing and operating a robust, reliable, high-throughput local network relative to the ILECs and other CLECs. Unlike smaller users that tend to pre-qualify vendors based on price, we believe that communications-intensive users choose vendors based on the performance of their networks, and specifically, their reliability. As a result, the design and operation of our network are key success factors in our business development process.

        We use Nortel DMS-500 SuperNode central office switches, which we have engineered to reduce significantly the likelihood of blocked calls and to maximize call completion. As such, our customers are unlikely to find themselves unable to complete or receive calls due to limitations inherent in our switches. We typically connect to a large number of switches in the ILEC's network. As of December 31, 2001, we had connected to a total of 2,633 ILEC switches. We believe this is a competitive advantage because it increases call completion even if a portion of the ILEC's trunking network becomes blocked. We optimize the configuration of our network by implementing overflow routing between the ILEC's network and ours, where available. Because the customer base of the ILECs and other CLECs is not typically as communications-intensive as ours, we specifically engineered our network to accommodate traffic volumes per customer far in excess of that which the ILECs or other CLECs typically experience. We believe that our design is unique among ILECs and CLECs and is attractive to our target customer base of communications-intensive users. In addition, we enhance our reliability by delivering service from our switches to customers over multiple fiber transport systems.

        We have also implemented safeguards in our network design to maximize reliability. The DMS-500 SuperNode switch allows us to distribute customer traffic across multiple bays of equipment, thus minimizing the effects of any customer outage. In addition, these switches were engineered by Nortel Networks with fully redundant processors and memory in the event of a temporary failure. Similarly, we designed our Managed Internet Access service to achieve high levels of reliability by connecting each one to multiple Internet backbone providers and by building two levels of redundancy into our switching and routing infrastructure. Our disaster prevention strategy includes service from multiple power sources where available, on-site battery backup, and diesel generator power at each switching facility to protect against failures of our electrical service.

        Sophistication.    Our target customers are knowledgeable, sophisticated buyers of communications services that demand a high level of professionalism throughout a vendor's organization. We believe that the technical sophistication of our management and operations team has been a critical factor in our initial success and will continue to differentiate us from our competitors. Execution of our strategy of penetrating communications-intensive accounts requires a well-experienced team of sales professionals. As a result, attracting and retaining experienced sales professionals is important to our overall success. Our sales professionals' compensation is structured to retain these valuable employees through multiple cash compensation incentives.

        We divide our direct sales force into two groups:

  •
  The communications services group

  •
  The network solutions group

        The communications services group is responsible for selling to enterprise accounts, which include business customers, government agencies and universities. Our communications services group sales force is organized so that teams focus on different segments of our target market, based largely on the services required by an enterprise, or its geographic location. Our sales strategy for these enterprises is to focus on the diversity, redundancy and sophistication that we can offer the customer, particularly when compared to the ILECs. In some situations we are chosen for these capabilities as a secondary carrier, typically offering the customer a measure of security and reliability. Other enterprises choose us as their sole or primary provider. In situations where we are a secondary provider, our strategy is to build our reputation with the customer by providing superior customer care in addition to our network advantages, then increase our overall penetration of the customer's communications services. Over a period of time, we hope to win all or a majority of an enterprise customer's business.

        The network solutions group is responsible for selling Focal service to VARs, network service providers and data carriers, including ISPs. Focal is successful in selling its services because it is a highly reliable, responsive and cost-effective source of local communications services. We believe a wide array of communications service providers, including long-distance companies, will seek to provide bundled communications services in the large metropolitan markets we target. We are well positioned to be the provider of choice for re-bundled local service. Because we do not intend to directly distribute our services to residential or small-business customers, we believe that VARs and other carriers looking to purchase the local service portion of their bundled service offerings are more likely to purchase service from us rather than from other ILECs or CLECs that compete with them.

Information Systems

        Superior customer service is critical to achieving our goal of capturing market share. We are continually enhancing our service approach, which utilizes a trained team of customer sales and service representatives to coordinate customer installation, billing and service. In order to deliver these back-office functions, comprehensive support systems are a critical component of our service delivery. We have installed systems designed to address all aspects of our business, including service order, network provisioning, end-user and carrier billing, and trouble reporting. The efficiency of our operating processes contributes to our ability to rapidly initiate service to new accounts. Our installation desk follows a customer's order, ensuring the installation date is met. Additionally, our customer sales representatives respond to all other customer service inquiries, including billing questions and repair calls.

        We are continuously enhancing our systems and procedures for operations support, order provisioning and other back office systems in order to facilitate and streamline the processing of large order volumes and customer service. These systems are required to enter, schedule, provision and track a customer's order from the point of sale to the installation and testing of service. The existing systems currently employed by most ILECs, CLECs and long-distance carriers generally require multiple entries of customer information to accomplish order management, provisioning, switch administration and billing. This process is not only labor intensive, but it creates numerous opportunities for errors in provisioning service and billing, delays in installing orders, service interruptions, poor customer service, increased customer turnover and significant added expenses due to duplicated efforts and decreased customer satisfaction.

        We are currently using order management software to develop processes that allow us not only to enter customer orders onsite, via computer and/or over the Internet, but also to monitor the status of an order as it progresses through the service initiation process. This software supports the process by which we convert a customer to our network from the local exchange network of an ILEC or other carrier, including circuit design and workflow management.

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

Significant Relationships

        We have no customers that accounted for more than 10% of our revenues during the three years ended December 31, 2001.

Competition

        Portions of our industry are highly competitive. We face a variety of existing and potential competitors, including:

  •
  The ILECs

  •
  Other voice and data CLECs

  •
  Long distance carriers

  •
  Potential market entrants, including cable television companies, VARs, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users

  •
  Foreign carriers

        Our primary competitor in each of our existing and planned markets is the ILEC. Examples include BellSouth, Verizon, Qwest, and SBC. These ILECs are generally required to file their prices with the state regulatory agencies in their service areas. Any price changes must be reflected in these filings. The ILECs have also generally been given the flexibility to respond to competition with lower pricing. In most cases, proposals for lower pricing must also be filed with the state utility commissions and the pricing must be made available to similarly situated customers. We believe this provides a disincentive for the ILECs to significantly vary or discount prices even in competitive situations. However, as a CLEC, similar obligations apply to us. See "—Regulation—State Regulation."

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

        In addition to competition from ILECs, we also face competition from other CLECs. Although CLECs overall have only captured a relatively small percentage of the U.S. local telecommunications market, we nevertheless compete to some extent with other CLECs in our customer segments. In some instances, CLECs have resources greater than ours and offer a wider range of services. Many of the CLECs in our markets target small- and medium-sized business customers, which differs from our target customer base of communications-intensive users.

        Some of the ILECs recently requested, among other things, that the FCC relax regulation of their provision of advanced data networks, which may also be used for voice traffic. While the FCC has denied those requests, it has initiated rule-makings to assess whether these ILECs could provide these services on a largely deregulated basis. If adopted, these rules may provide additional opportunities for competition from these ILECs. Bills have been introduced in Congress that would grant RBOCs permission to provide data services in areas where they are currently restricted from doing so. Although we cannot predict the outcome of any proposed or pending legislation, the ability of RBOCs to provide data services on a broader basis could have a material adverse effect on us. In addition, the FCC recently acted to enable ISPs to buy DSL services in bulk from ILECs, which could result in additional competition for ISP business.

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

        We compete principally on the basis of the quality, sophistication and reliability of our service. See "—Sales and Marketing." We believe that the principal competitive factors in our markets are speed and reliability of service, quality of facilities, level of customer care and technical support, and the timing and market acceptance of new services and enhancements to existing services.

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

  •
  Colocation of equipment.  This allows companies like us to install and maintain our own network equipment, including DSLAMs, ATM switches, and fiber optic equipment, in ILEC central offices.

  •
  Interconnection.  This requires the ILECs to permit their competitors to interconnect with ILEC facilities at any technically feasible point in the ILECs' networks.

  •
  Reciprocal compensation.  This requires the ILECs and CLECs to compensate each other for telecommunications traffic that originates on the network of one carrier and is sent to the network of the other.

  •
  Resale of service offerings.  This requires the ILEC to establish wholesale rates for services it provides to end-users at retail rates to promote resale by CLECs.

  •
  Access to unbundled network elements.  This requires the ILECs to unbundle and provide access to some components of their local service network to other local service providers. Unbundled network elements are portions of an ILEC's network, such as copper lines or "loops," that CLECs can lease in order to create their own facilities networks.

  •
  Number portability.  This requires the ILECs and CLECs to allow a customer to retain an existing phone number within the same local area even if the customer changes telecommunications services providers. All telecommunications carriers are required to contribute to the shared industry costs of number portability.

  •
  Dialing parity.  This requires the ILECs and CLECs to establish dialing parity so that all customers must dial the same number of digits to place the same type of call.

  •
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

        We have entered into a number of interconnection agreements with the ILECs in our markets. We have existing interconnection agreements in each of our existing markets. Upon expiration of the existing interconnection agreements, we will be required either to negotiate and arbitrate new interconnection terms with the ILECs, or to opt-in to other agreements. Pending conclusion of these negotiations and arbitrations, several existing interconnection agreements should continue to govern the payment of reciprocal compensation and other interconnection terms, while other renegotiated or arbitrated agreements may be given retroactive effect from the expiration date of the superceded agreement following the conclusion of negotiations and arbitrations.

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

        The FCC adopted a new standard in November 1999 for analyzing unbundled network elements as required by the Supreme Court's order. Applying this standard to the existing network elements, the FCC concluded that ILECs would no longer be required to provide directory assistance and operator services as network elements, though they will continue to be available pursuant to tariff at different prices. The FCC also removed unbundled switching as an element in urban areas where the incumbents are also providing certain other combinations of elements in a non-discriminatory fashion. However the FCC declined, except in limited circumstances, to require ILECs to unbundle certain facilities used to provide high speed Internet access and other data services. The FCC's order on remand has been appealed, and it is not possible to predict the outcome of that decision.

        On July 18, 2000, the Eighth Circuit issued its order concerning the issues left unresolved by the Supreme Court. It vacated the FCC's rules regarding the discount on retail services that ILECs must provide to CLECs, the costing rules that must be applied in determining the price of unbundled network elements from ILECs, and the requirement that ILECs must provision combinations of UNEs that are not already combined. The Supreme Court heard the latter two issues this term. It is not possible to predict the outcome of that decision.

        The FCC is also currently conducting its Triennial Review of the unbundling obligations of the ILECs, which may further reduce the ILECs obligation to offer cost-based facilities on an unbundled basis.

        The resulting uncertainty from the pending judicial and regulatory proceedings makes it difficult to predict whether we will be able to continue to rely on our existing interconnection agreements or have the ability to negotiate acceptable interconnection agreements in the future.

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

        In February 2002, the FCC issued a Notice of Proposed Rulemaking that would significantly reduce the level of regulation applicable to the broadband/high-speed services offered by the ILECs, and a separate Notice of Proposed Rulemaking concerning wireline broadband Internet access. If adopted, these rules could impair our ability to effectively compete with the ILECs in this market segment.

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

        Reciprocal Compensation.    Reciprocal compensation is the compensation paid by one carrier to complete particular calls on another local exchange carrier's network. Because a declining, but still significant portion of our customers typically receive more calls than they make, we expect to receive more reciprocal compensation than we pay for calls that originate on our networks. As a result of the current regulatory environment and several trends in our business, which are discussed below, we expect our revenues from reciprocal compensation to decline.

        Some ILECs have previously refused to pay reciprocal compensation charges that they estimate are the result of inbound ISP traffic because they believe that this type of traffic is outside the scope of the reciprocal compensation obligation, and this question has been repeatedly addressed in the past several years before state and federal regulators and the courts. Focal has entered into agreements concerning ISP traffic with the ILECs that have exchanged the most ISP traffic with Focal, including Bell South, Verizon and SBC. These agreements are immune to any changes of law that might occur during their term. Upon expiration of these agreements, we will need to negotiate or arbitrate successor agreements. Focal has no similar agreements with Qwest and with the former GTE portions of Verizon.

        In April, 2001, the FCC asserted exclusive jurisdiction over ISP traffic, while acknowledging and leaving intact previous state determinations on the issue. The FCC's April 2001 order established a transitional scheme whereby ISP traffic is generally subject to compensation, but at a rate that steps down over a three-year period. The FCC's order was challenged by several parties, including Focal, at the United States Circuit of Appeals for the D.C. Circuit and was argued at the court in February 2002. We cannot predict the outcome of the appeal, but if the decision is reversed or remanded, the compensation due Focal may be affected either positively or negatively, except for markets and periods covered by agreements that are immune from changes in law, as discussed just above.

        In May 1997, the FCC released an order establishing a significantly expanded universal service regime to subsidize the cost of telecommunications service to high cost areas, as well as to low-income customers and qualifying schools, libraries, and rural health care providers. Providers of interstate telecommunications services, like us, as well as certain other entities, must pay for these programs. We are also eligible to receive funding from these programs if we meet certain requirements, but we are not currently planning to do so. Our share of the payments into these subsidy funds will be based on our share of certain defined telecommunications end-user revenues. Currently, the FCC is assessing such payments on the basis of a provider's revenue for the previous year. Various states are also in the process of implementing their own universal service programs. We are currently unable to quantify the amount of subsidy payments that we will be required to make and the effect that these required payments will have on our financial condition. Moreover, some of the FCC's universal service rules remain subject to judicial appeal and further FCC review, including consideration of USF assessments based upon access lines instead of revenue.

        The FCC has made and is continuing to consider various reforms to the existing rate structure for charges assessed on long distance carriers for allowing them to connect to local networks. These reforms are designed to move these "access charges," over time, to lower, cost-based rate levels and structures. These changes will reduce access charges and will shift charges, which had historically been based on minutes-of-use, to flat-rate, monthly per line charges on end-user customers rather than long distance carriers. In April, 2001, the FCC issued an order regulating CLEC interstate access charges for the first time. In this order, the FCC established a cap for CLEC access charges that steps down over a three-year period. Significantly however, the FCC found that CLEC interstate switched access rates that are at or below the FCC cap are presumptively reasonable and that IXCs are obligated to pay these rates. Some IXCs had previously refused to pay CLEC access charges, contending that the rates were unreasonable and that the service had never been "ordered." The FCC order is subject to appeal in the United States Circuit Court of Appeals for the D.C. Circuit. We cannot predict the outcome of the appeal, or of future regulatory developments before the FCC or the states, but continued downward pressure on switched access rates may have a material impact on our revenues. By February of 2002, Focal had reached a settlement in principle with two major IXCs concerning the payment of past interstate and intrastate access charges.

        Tariff and Filing Requirements.    On October 29, 1996, the FCC adopted an order in which it eliminated the previous requirement that non-dominant interstate carriers maintain tariffs on file with the FCC for domestic interstate end user services. The FCC subsequently extended detariffing to non-dominant international carriers. Accordingly, non-dominant carriers, including Focal, no longer file interstate and international tariffs with the FCC for end user services. We continue to maintain an FCC tariff governing interstate access services.

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

        State Regulation.    Most states regulate entry into the markets for local exchange and other intrastate services, and states' regulation of CLECs vary in their regulatory intensity. The majority of states require that companies seeking to provide local exchange and other intrastate services to apply for and obtain the requisite authorization from a state regulatory body, such as a state commission. This authorization process generally requires the carrier to demonstrate that it has sufficient financial, technical and managerial capabilities and that granting the authorization will serve the public interest. As of December 31, 2001, we had obtained local exchange certification or were otherwise authorized to provide local exchange service in:

California Delaware District of Columbia Florida Georgia	Illinois Indiana Maryland Massachusetts Michigan	Minnesota Missouri New Jersey New York Ohio	Pennsylvania Texas Virginia Washington

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

        As a CLEC, we are and will continue to be subject to the regulatory directives of each state in which we are and will be certified. Most states require that CLECs charge just and reasonable rates and not discriminate among similarly situated customers. Some other state requirements include:

  •
  The filing of periodic reports

  •
  The payment of various regulatory fees and surcharges

  •
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

Employees

        As of December 31, 2001, we employed 1,377 full-time employees, none of whom was covered by a collective bargaining agreement. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. We believe that our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

        We are headquartered in Chicago, Illinois and lease office space in a number of locations, primarily for network equipment installations and sales and administrative offices and cover approximately 807,015 square feet of leased space. These leases expire in years ranging from 2002 to 2015 and have varying renewal options. We also own approximately 13 acres of real property in Arlington Heights, Illinois. This property, which includes a 52,000 square foot building, houses our second Chicago-area switching center, national data center and national network operations center.

ITEM 3. LEGAL PROCEEDINGS

        With the exception of the matter discussed below, we are not aware of any material litigation against us. In the ordinary course of our business, we are involved in a number of regulatory proceedings before various state commissions and the FCC and other litigation.

        Duggan v. Focal Communications Corporation et al.    On November 15, 2001, the Company, and Robert C. Taylor, Jr., Chairman of the Board, Chief Executive Officer and Director; John R. Barnicle, President, Chief Operating Officer and Director; and Joseph A. Beatty, former Executive Vice President and Chief Financial Officer (the "Individual Defendants"), were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York. Credit Suisse First Boston Corp.; The Goldman Sachs Group, Inc.; Merrill Lynch, Pierce, Fenner & Smith, Inc.; Morgan Stanley Dean Witter & Co.; Salomon Smith Barney Holdings Inc.; and Thomas Weisel Partners LLC were also named as defendants.

        The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the "1933 Act") and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b-5 promulgated thereunder. The essence of the complaint is that defendants issued and sold the Company's common stock pursuant to the Registration Statement for our 1999 initial public offering ("IPO") without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors. The complaint also alleges that the Registration Statement for the IPO failed to disclose that the underwriters allocated Company shares in the IPO to customers in exchange for the customers' promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket. The action seeks damages in an unspecified amount.

        The action is being coordinated with over three hundred other nearly identical actions filed against other companies. No date has been set for any response to the complaint. The Company is not aware of any wrongdoing on its part or on the part of the Individual Defendants, and no specific facts have been alleged that demonstrate any such wrongdoing. We intend vigorously to defend the action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held a Special Meeting of Stockholders on October 19, 2001 at which the stockholders of the Company voted upon the following proposals:

1.
To approve the issuance and sale of 50,000 shares of newly-created Series A Redeemable Voting Convertible Preferred Stock for $50.0 million in cash to certain investment funds that are, or are affiliated with, our principal stockholders and the incurrence by us of $100.0 million in borrowings pursuant to convertible loans made by such investment funds to us;

2.
To approve the issuance of shares of our common stock in exchange for at least $278.0 million in aggregate principal amount of our 12.125% Senior Discount Notes due 2008 and our 11.875% Senior Notes due 2010 in accordance with the terms of exchange agreements between us and certain holders of such notes;

3.
To approve amendments to our certificate of incorporation to facilitate the new investment described in Proposal No. 1, including an amendment to permit the holders of the convertible loans to vote on an as-if-converted basis on any matters submitted to a vote of security holders;

4.
To approve an amendment to our certificate of incorporation to effect a reverse stock split of all of the outstanding shares of our common stock, at a ratio of not less than 1-for-5 and not more than 1-for-35, which ratio would be determined at the discretion of the Board of Directors; and

5.
To approve an amendment to the Focal Communications 2000 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance under the plan from 10,714 to 25,000 (after giving effect to the 35-for-1 reverse stock split).

        Each of proposals 1 through 5 were approved by our stockholders. The following votes were received for each of the proposals (after giving effect to the 35-for-1 reverse stock split):

Proposal Number	Votes for Proposal	Votes Against Proposal	Abstentions/ Broker Non-Votes
1	1,377,421	3,124	228,285
2	1,377,429	3,145	228,256
3	1,377,142	3,373	228,315
4	1,598,987	9,184	659
5	1,602,573	5,202	1,056

PART II

ITEM 5. MARKET FOR FOCAL'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND MARKET INFORMATION

        Focal's common stock is traded on the Nasdaq National Market. Focal's ticker symbol is "FCOM." Focal completed the initial public offering of its common stock in August 1999. Prior to August 1, 1999, no established public trading market for the common stock existed.

        On February 25, 2002, our Board of Directors declared a 35:1 reverse split of our common stock, which was effective as of March 11, 2002. All share and per share amounts below have been restated as if the split had occurred as of the earliest period presented. As a result of our reverse split that was effective on March 11, 2002, our stock symbol was temporarily changed to "FCOMD" for 20-trading days. Our symbol will return to "FCOM" after the 20-day period has expired.

        The following table sets forth on a per share basis, the high and low bid information per share for our common stock as reported on the Nasdaq National Market for the periods indicated:

	High	Low
Year ended December 31, 1999:
Third quarter (from July 28, 1999)	$1,041.25	$542.50
Fourth quarter	$940.80	$647.50
Year ended December 31, 2000:
First quarter	$2,721.25	$910.00
Second quarter	$1,610.00	$700.00
Third quarter	$1,527.05	$485.80
Fourth quarter	$726.25	$242.90
Year ended December 31, 2001:
First quarter	$713.30	$225.40
Second quarter	$328.30	$82.60
Third quarter	$114.10	$9.80
Fourth quarter	$41.30	$9.45
Year ended December 31, 2002:
First quarter (through February 28, 2002)	$28.00	$7.35

        There were 195 owners of record of Focal common stock as of February 28, 2002. This number excludes stockholders whose stock is held in nominee or street name by brokers and Focal believes that it has a significantly larger number of beneficial holders of common stock. A recently reported sale price of our common stock on the Nasdaq National Market is set forth on the front cover of this report.

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

Recent Sales of Unregistered Securities

        During the fourth quarter of 2001, we sold the following securities that were not registered under the Securities Act. No underwriting discounts or commissions were paid in connection with any of the sales.

        On October 26, 2001, the Company issued an aggregate of 50,000 shares of its 8% Series A Redeemable Voting Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share and $100.0 million of convertible term loan notes (the "Convertible Loans") in reliance on the exemption contained in Section 4(2) of the Securities Act and Rule 506 thereunder. Of the Preferred Stock and Convertible Loans, 26,377 shares of Preferred Stock and $52,753,656 in Convertible Loans were issued to Madison Dearborn Capital Partners IV, L.P., 133 shares of Preferred Stock and $265,625 in Convertible Loans were issued to Randolph Street Partners III, 52 shares of Preferred Stock and $105,719 in Convertible Loans were issued to Special Co-Invest Partners, 7,479, shares of Preferred Stock and $14,957,265 in Convertible Loans were issued to Frontenac VIII Limited Partnership, 334 shares of Preferred Stock and $667,735 in Convertible Loans were issued to Frontenac Masters VIII Limited Partnership, 1,667 shares of Preferred Stock and $3,333,333 in Convertible Loans were issued to Battery Ventures III, L.P., 5,900 shares of Preferred Stock and $11,800,000 in Convertible Loans were issued to Battery Ventures VI, L.P., 246 shares of Preferred Stock and $491,667 in Convertible Loans were issued to Battery Investment Partners VI, LLC, 3,032 shares of Preferred Stock and $6,064,787 in Convertible Loans were issued to Great Hill Equity Partners Limited Partnership, 140 shares of Preferred Stock and $279,657 in Convertible Loans were issued to Great Hill Investors, LLC, 4,466 shares of Preferred Stock and $8,932,535 in Convertible Loans were issued to Great Hill Equity Partners II Limited and 174 shares of Preferred Stock and $348,021 in Convertible Loans were issued to Great Hill Affiliate Partners II Limited Partnership.

        Each share of Preferred Stock is convertible, at the holder's option, into a number of shares of Common Stock equal to the sum of $1,000 per share of Preferred Stock plus accrued and unpaid dividends divided by the Conversion Price, which is currently $34.6879607490 (subject to adjustment on the happening of certain events). The holders of the Convertible Loans may convert the Convertible Loans at any time and from time to time into a number of shares of the Company's Common Stock equal to the principal amount of the Convertible Loans being converted plus all accrued and unpaid interest on the Convertible Loans and dividing the result by the Conversion Price, which is currently $34.6879607490 (subject to adjustment on the happening of certain events).

        On October 26, 2001, the Company issued an aggregate of 3,164,062 shares of its Common Stock to the former holders of its 12.125% Senior Discount Convertible Loans due 2008 and its 11.875% Senior Convertible Loans Due 2010 in reliance on Section 3(a)(9) of the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

        The selected consolidated financial data presented below for the three years ended December 31, 2001, has been derived from our Consolidated Financial Statements and the accompanying notes related thereto. Our Consolidated Financial Statements for the three years ended December 31, 2001 have been audited by Arthur Andersen LLP, our independent public accountants. The balance sheet data as of December 31, 1997, 1998 and 1999 has been derived from our audited consolidated financial statements not included in this report. You should read the information in this table in conjunction with Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", Item 7, "Management's

Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and the accompanying notes related thereto appearing elsewhere in this report.

	Years Ended December 31,
	2001	2000	1999	1998	1997
Statement of Operations Data:
Enterprise revenue	$154,877	$75,152	$30,005	$—	$—
Internet service provider revenue	177,508	158,968	96,856	—	—

Total revenue	$332,385	$234,120	$126,861	$43,532	$4,024
Expenses:
Network expenses	158,157	89,741	29,941	5,098	2,155
Selling, general and administrative	181,330	155,498	73,455	22,396	2,887
Depreciation and amortization	100,350	56,985	23,763	6,671	616
Non-cash compensation expense	7,047	6,360	7,186	3,070	1,300
Restructuring costs	26,498	—	—	—	—

Operating income (loss)	(140,997)	(74,464)	(7,484)	6,297	(2,934)
Other income (expense), net	(54,192)	(35,598)	(14,302)	(9,606)	68

Loss before income taxes and extraordinary gain	(195,189)	(110,062)	(21,786)	(3,309)	(2,866)
Income tax benefit (expense)	(358)	4,205	(600)	(4,660)	—

Net loss before extraordinary gain	(195,547)	(105,857)	(22,386)	(7,969)	(2,866)
Extraordinary gain on debt extinguishment, net of tax	170,358	—	—	—	—
Accretion of paid-in-kind dividends on convertible preferred stock and Class A common stock, respectively	(795)	—	—	—	(104)

Net loss applicable to common stockholders	$(25,984)	$(105,857)	$(22,386)	$(7,969)	$(2,970)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(84.70)	$(61.28)	$(15.65)	$(6.37)	$(2.46)
Extraordinary gain	73.49	—	—	—	—

Basic and diluted net loss per share	$(11.21)	$(61.28)	$(15.65)	$(6.37)	$(2.46)

Basic weighted average common stock outstanding	2,318,207	1,727,321	1,430,466	1,250,371	1,205.329

Other Financial Data:
EBITDA	$(7,102)	$(11,119)	$23,465	$16,038	$(1,018)
Capital expenditures	122,131	309,617	128,550	64,229	11,655
Summary Cash Flow Data:
Net cash provided by (used in) operating activities	$(134,264)	$52,196	$18,549	$22,507	$(1,634)
Net cash used in investing activities	(111,811)	(309,937)	(130,590)	(72,189)	(11,655)
Net cash provided by financing activities	203,957	251,016	164,142	173,466	11,756
Operating Data:
Access lines in service	694,784	435,272	181,103	52,011	7,394
Minutes of use (Billions)	33.0	27.6	13.4	3.6	0.3
	As of December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$129,299	$181,737	$188,142	$134,001	$2,257
Current assets	243,189	249,629	219,932	144,637	4,738
Property, plant and equipment, net	463,695	451,272	196,301	69,973	11,177
Total assets	728,398	723,685	420,986	219,574	15,915
Long-term debt, including current portion	365,593	544,750	253,786	185,296	3,537
Convertible notes	101,447	—	—	—	—
Class A redeemable convertible preferred stock, net	46,346	—	—	—	—
Total stockholders' equity (deficit)	122,881	44,789	142,487	19,328	(2,075)

        You should not assume that the results of operations above are indicative of the financial results we can achieve in the future. You should also keep the following matters in mind when you read this information:

  •
  On February 25, 2002, our Board of Directors declared a 35:1 reverse split of our common stock to shareholders effective on March 11, 2002. All share and per share amounts have been restated as if the split had occurred as of the earliest period presented.

  •
  Non-cash compensation expense consists of:

  —
  charges totaling $1.3 million for each of 1997 and 1998 and $2.5 million for 1999, which resulted from the vesting over time of shares of common stock issued to some of our executive officers in November 1996

  —
  charges of $1.8 million, $0.3 million, $0.3 million and $0.4 million for 1998, 1999, 2000, and 2001, respectively, which resulted from the vesting and cancellation of shares of common stock in connection with the September 30, 1998 amendment of vesting agreements with some of our executive officers

  —
  charges of $4.4 million, $6.1 million, and $6.6 million in 1999, 2000, and 2001, which resulted from our 1999 stock option grants to employees, directors and an outside consultant, and common stock issued to a director

  •
  EBITDA represents earnings before interest, income taxes, depreciation and amortization, restructuring costs and other non-cash charges, including non-cash compensation expense. EBITDA is not a measurement of financial performance under generally accepted accounting principles, is not intended to represent cash flow from operations, and should not be considered as an alternative to net loss applicable to common stockholders as an indicator of our operating performance or to cash flows as a measure of liquidity. We believe that EBITDA is widely used by analysts, investors and other interested parties in the telecommunications industry. EBITDA is not necessarily comparable to similarly titled measures for other companies.

  •
  We count switched access lines as of the end of the period indicated and on a one-for-one basis using DS-0 equivalents.

  •
  Enterprise and Internet service provider revenue information is not available for 1997 and 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        General.    We provide voice and data services to communications-intensive users in major cities. We began operations in 1996 and initiated service first in Chicago in May 1997. As of December 31, 2001 our market build-out is complete in which we offer services in a total of 22 markets. As of December 31, 2001, we had 694,784 lines in service.

        During the second half of 2001 we implemented our revised business plan in conjunction with our comprehensive recapitalization plan. This revised plan included several key initiatives, (1) consolidation of our voice and data business units in order to streamline the delivery of services to our customers; (2) focus on 22 market plan. We completed our 22 market build-out during the third quarter of 2001 with the launch of our Miami market; (3) refine our managed internet access strategy to concentrate on our existing markets where these services are commercially available and to defer further expansion. We offered high speed internet access service in 17 markets as of December 31, 2001; and (4) concentrate our DSL initiatives in our most mature markets.

        Revenue.    Enterprise revenue includes all services sold to corporations, government entities and value added resellers. Internet Service Provider ("ISP") revenue includes all services sold to ISP customers. Our Enterprise and ISP service offerings include circuit switched lines, private lines, colocation, managed internet access, and other broadband services. Enterprise and ISP revenue is composed of monthly recurring charges, private line sales, usage charges, and initial non-recurring charges. Monthly recurring charges include the fees paid by our customers for lines in service, additional features on those lines, and colocation space. Monthly recurring charges are derived only from end user customers. Usage charges consist of fees paid by carriers for each call made, fees paid by the ILEC and other CLECs as reciprocal compensation, and access charges paid by the IXCs for long distance traffic that we originate and terminate. Non-recurring revenue is typically derived from fees charged to install new customer lines and are deferred and amortized over estimated customer lives.

        Expenses.    Our expenses are categorized as network expenses; selling, general and administrative; depreciation and amortization; non-cash compensation expense; and restructuring costs. Network expenses are composed of leased transport charges, private line costs, the cost of leasing space in ILEC central offices for colocating our transmission equipment, the costs of leasing our nationwide Internet network, reciprocal compensation payments and the cost of completing long distance calls. Leased transport charges are the lease payments we make for the use of fiber transport facilities connecting our customers to our switches and for our connection to the ILECs' and other CLECs' networks. Generally, we have been successful in negotiating lease agreements that match the duration of our customer contracts, thereby allowing us to avoid the risk of incurring expenses associated with transport facilities that are not being used by revenue generating customers.

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

        A key aspect of our "smart-build" strategy is that we only operate in Tier-1 markets which are served by multiple fiber providers. When traffic volumes grow sufficiently to justify investing in our own network, we have purchased our own fiber capacity. As of December 31, 2001 we were operating our own fiber networks in ten of our markets.

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

	2001				2000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
Enterprise Revenue ($ mil)	$44,439	$40,212	$39,653	$30,573	$23,784
Internet Service Provider Revenue ($ mil)	$38,778	$44,909	$42,543	$51,278	$43,567
Lines Sold During the Quarter	93,482	104,452	119,710	89,383	N/A
Gross Lines Installed During the Quarter	94,302	86,369	101,583	94,665	N/A
Lines Disconnected During the Quarter	52,166	29,519	27,608	28,908	N/A
Total Net Lines Installed During the Quarter	42,136	56,850	73,975	65,757	70,256
Cumulative Net Lines Installed to Date(1)	694,784	652,648	575,004	501,029	435,272
Estimated Enterprise Lines as a % of Installed Lines	60%	53%	50%	44%	39%
ILEC Switches Interconnected	2,633	2,441	2,316	2,062	1,975
Quarterly Minutes of Use (Billions)	9.2	8.3	8.0	7.5	7.4
Markets in Operation	22	22	21	21	20
Circuit Switches Operational	28	26	24	21	20
Capital Expenditures ($ mil)	$27	$28	$45	$22	$82
Employees	1,377	1,242	1,368	1,228	1,130
Sales Force(2).	386	256	247	210	184

(1)
Cumulative net lines installed to date for the third quarter of 2001 include 20,794 non-revenue producing lines that were not included prior to 9/30/01.

(2)
Quota bearing sales professionals. Does not include sales engineers or customers support personnel.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Enterprise revenue increased 106% to $154.9 million for 2001 from revenue of $75.2 million in 2000. Excluding non-recurring revenue of $10.9 million recorded during 2001, our Enterprise revenue increased by 91% to $144.0 million for the year ended December 31, 2001. This increase of $68.8 million is primarily due to Focal having installed 238,425 net Enterprise lines during 2001. ISP revenue increased 11.6% to $177.5 million in 2001 from revenue of $159.0 million in 2000. Excluding non-recurring revenue of $4.0 million recorded during 2001, our ISP revenue increased by 9.1% to $173.5 million for the year ended December 31, 2001. Our ISP revenue growth of 9.1% for 2001 is significantly less than the 64.1% growth experienced during 2000. This decrease in year over year ISP growth is a direct result of the negative ISP economic environment during 2001, which resulted in ISP line disconnects of 90,356 during 2001, and the impact of reduced reciprocal compensation and access rates during 2001. Total non-recurring revenue of $14.9 million recorded in 2001 is comprised of reciprocal compensation rate settlements of $9.0 million and $5.9 million from the sale of broadband private lines to carriers from which we also purchased capacity. We are currently utilizing the purchased broadband private lines in our operations.

        Network expenses increased 76.4% to $158.2 million for 2001 compared to $89.7 million for 2000. Excluding non-recurring costs of $2.1 million relating to the sale of broadband private lines to carriers, our network expense increased 74.0% to $156.1 million during 2001. This increase of $66.4 million is a result of our expansion into two new markets during 2001, network costs related to six additional switches that were installed in existing markets during 2001, and related costs for the 238,718 net lines that were installed during 2001. Our gross margin was approximately 51% during 2001 when excluding non-recurring items and 62% for 2000. This decrease in our gross margin between comparable periods is a direct result of our market expansion, the roll-out of our managed Internet access during 2001 and the impact of reduced reciprocal compensation and access rates. SG&A expenses increased by 16.6% to $181.3 million for 2001 compared to $155.5 million during 2000. This increase is the result of our expansion into two new markets, the rollout of our managed Internet access, and a corresponding increase in our employee base by 247 employees in 2001, of which 202 employees were additons to our sales force.

        Depreciation and amortization increased 76.1% to $100.4 million during 2001 from $57.0 million in 2000. This $43.4 million increase is a result of our expansion into two new markets during 2001 and an increase in our fixed asset base for our existing markets, which included six additional switches.

        Interest income decreased from $20.3 million in 2000 to $3.6 million for 2001. This $16.7 million decrease is primarily due to our use of substantially all of our $265.7 million in net proceeds that we received from our 11.875% senior notes ("2000 Notes") offering completed in January 2000 for our network build-out and to fund our operations during 2001. Our net interest expense increased from $56.2 million during 2000 to $57.8 million for 2001. This net increase of $1.6 million is primarily due to the 8% accrued interest on our $100.0 million Convertible Loans that we completed with our recapitalization on October 26, 2001. The accrued interest on the senior convertible loan is payable in kind for five years.

        During the second half of 2001, we recorded a restructuring charge of $26.5 million for a reduction in our workforce, the abandonment of excess network facilities, the write-off of related network assets and other related costs. The $26.5 million is comprised of $14.4 million in network fixed asset write-downs, $9.9 million in abandonment of excess network facilities, $1.3 million in employee severance costs and $0.9 million in other related charges.

        We incurred U.S. income tax expense of $0.4 million for 2001 compared to a tax benefit of $4.2 million in 2000. The tax benefit recorded for 2000 is the result of a net operating loss ("NOL") carryback for a refund of federal and state taxes previously paid. The $0.4 million of income tax expense recorded in 2001 is an adjustment to the estimate we made for our NOL carryback recorded during 2000 as a result of our actual income tax filings with the Internal Revenue Service.

        On October 26, 2001 we completed our comprehensive recapitalization plan which included exchange and purchase arrangements that resulted in the retirement of approximately $295.8 million in principal amount of our 12.125% senior discount notes due 2008 ("1998 Notes") and our 2000 Notes (collectively, the "Notes"). This exchange and purchase of our Notes resulted in an extraordinary gain of $170.4 million, net of income tax totaling $0.6 million, for the year ended December 31, 2001.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

        Enterprise revenue increased 150% to $75.2 million for the year ended December 31, 2000. ISP revenue increased 64% for the year ended December 31, 2000 to $159.0 million. The increase in our Enterprise and ISP revenue is primarily due to the generation of revenue from new markets that went into operation during 2000 and from a sequential increase in revenue from our more mature markets. In addition, we installed 254,169 net lines during 2000, which exceeded the lines installed during the comparable period of 1999 by approximately 97% or 125,077 net lines.

        Network expenses totaled $89.7 million for the year ended December 31, 2000 compared to $29.9 million for the year ended December 31, 1999. This $59.8 million increase resulted from our expansion into new markets during 2000 and related costs for leased transport facilities, usage settlements, colocation and Internet network costs related to our managed internet access services. Our gross margin was approximately 62% and 76% for the years ended December 31, 2000 and 1999, respectively. This decrease in our gross margin is a direct result of our market expansion, our effective reciprocal compensation per minute of use rate having declined between periods and due to initial network costs related to our managed internet access services. SG&A expenses increased by $82.0 million to $155.5 million for the year ended December 31, 2000. This increase is the result of our expansion into new markets, the rollout of our managed internet access services, and due to a corresponding increase in our employee base by 538 employees.

        Depreciation and amortization increased from $23.8 million to $57.0 million in the comparative year to year periods. This $33.2 million increase is a result of our expansion into four new markets, an increase in our fixed asset base for our existing markets, and due to the build-out of our nationwide network and managed internet access services.

        Interest income was $20.3 million and $7.9 million for the years ended December 31, 2000 and 1999, respectively. This $12.4 million increase is primarily due to the receipt of $265.7 million in net proceeds from our 2000 Notes offering completed in January 2000. Our net interest expense increased from $21.6 million during 1999 to $56.2 million for 2000. This net increase of $34.6 million is primarily due to an additional $31.8 million of interest expense relating to our outstanding 2000 Notes, which was partially offset by interest capitalized during the year ended December 31, 2000 of $9.4 million.

        We incurred U.S. income tax expense of $0.6 million for 1999 compared to a tax benefit of $4.2 million in 2000. The tax benefit recorded for 2000 is the result of a net operating loss carryback for a refund of federal and state taxes paid.

Liquidity and Capital Resources

        On October 26, 2001, we completed a comprehensive recapitalization plan designed to provide us with sufficient financing to implement our revised business plan and improve our existing capital structure. Our revised business plan requires significant operating and capital expenditures, a substantial portion of which will be incurred before significant related revenue is realized. These expenditures, together with associated operating expenses, may result in our having substantial negative operating cash flow and substantial net operating losses for the foreseeable future, including fiscal year 2002. We expect our 2002 revenue and EBITDA to be at least $350.0 million and $5.0 million, respectively. Although we believe that our revised plan, cost estimates and the scope and timing of our planned network build-out are reasonable, we cannot assure that actual costs or the timing of the expenditures, or that the scope and timing of our build-out, will be consistent with current estimates.

        The components of our recapitalization plan included: (1) the infusion of $150.0 million of private investment capital, consisting of the issuance of $50.0 million in Preferred Stock and the incurrence of $100.0 million in Convertible Loans, which will mature on December 31, 2007. Both the Preferred Stock and the Convertible Loans are convertible into our common shares and will accrue 8% payment-in-kind, ("PIK") interest or dividends. The PIK interest and dividends are for five years with acceleration provisions in the event of certain developments such as a change in control or prepayments. After five years, interest and dividends may be payable in cash, at our option; (2) exchange and purchase arrangements that resulted in the retirement of approximately $295.8 million in principal amount at maturity of our Notes; (3) the issuance through a pro rata dividend to our stockholders of record as of October 25, 2001 of warrants to purchase 278,067 shares of common stock; (4) an amendment to our existing senior secured credit facility (the "Credit Facility") to provide a total of $225.0 million of borrowing capacity; and (5) approval to effect a reverse stock split between 5:1 to 35:1. Prior to the recapitalization, covenants of the credit facility limited our borrowing capacity to $150.0 million. On February 25, 2002, our Board of Directors declared a 35:1 reverse split of our common stock, effective March 11, 2002.

        During the second half of 2001, we commenced a restructuring of our operations in conjunction with our revised business plan and recorded a restructuring charge of $26.5 million for a reduction in our workforce, the abandonment of excess network facilities, the write-off of related network assets and other related costs. The $26.5 million is comprised of $14.4 million in network fixed asset write-downs, $9.9 million in abandonment of excess network facilities, $1.3 million in employee severance costs and $0.9 million in other related charges. For the year ended December 31, 2001 amounts paid associated with the abandonment of excess network facilities, employee severance, and other related charges totaled $8.1 million, $1.1 million, and $0.8 million, respectively. A restructuring loss on fixed assets write-downs of $14.4 million has been recorded during 2001. The remaining unpaid restructuring costs of $2.1 million are included in accrued liabilities in the consolidated balance sheet as of December 31, 2001.

        Our capital expenditures were approximately $122.1 million for fiscal year 2001. This primarily reflects capital spending for the completion of our 22 market build-out, six additional switches in our existing markets, and the roll-out of our managed internet access services. We estimate that our capital expenditures for fiscal year 2002 will be approximately $40.0 million. Our capital expenditures estimated for 2002 are significantly less than we spent in 2001 due to the completion of our 22 market build-out in 2001. Our expectations of future capital requirements and cash flows from operations are based on current estimates. Our actual capital requirements and cash flows could differ significantly from those estimates.

        Net cash used in operating activities for 2001 was $134.3 million, a decrease of $186.5 million from 2000. This decrease is primarily due to an increase of $85.1 million in our loss before income taxes and extraordinary gain and a $154.5 million decrease from change in accounts payable and accrued liabilities, offset by a $43.4 million increase in depreciation and amortization. Net cash provided by operating activities for 2000 was $52.2 million, an increase of $33.6 million from the same period in 1999. This increase is primarily the result of a $33.2 million increase in depreciation and amortization, a $97.2 million increase in accounts payable and accrued liabilities, and an additional $2.8 million of amortization of our senior discount notes, which was offset by additional net losses of $83.5 million.

        Net cash used in investing activities was $111.8 million for 2001 compared to $309.9 million in 2000. This decrease of $198.1 million is primarily the result of the completion of our expansion into our 22 markets in 2001 and the impact of our revised business plan announced in the second half of 2001. Our capital expenditures of $122.1 million in 2001 were less than 2000 by $187.5 million. Net cash used in investing activities was $309.9 million for 2000 compared to $130.6 million in 1999. This increase of $179.3 million is primarily the result of our 2000 expansion into four new markets and the continued expansion of our existing markets. Our capital expenditures of $309.6 million in 2000 exceeded 1999 by $181.0 million. Short-term investments primarily consist of debt securities, which typically mature between three months and one year.

        Net cash provided by financing activities for 2001 was $204.0 million, a decrease of $47.0 million from 2000. This decrease is primarily the net result of our proceeds of $273.0 million from the issuance of our 2000 Notes in 2000 being greater than the proceeds of $100.0 million, $50.0 million, and $81.0 million that we received from the issuance of our Convertible Loans, Preferred Stock, and borrowings under our Credit Facility, respectively. Net cash provided by financing activities for 2000 was $251.0 million, an increase of $86.9 million from 1999. This increase is primarily the net result of our proceeds from the issuance of our 2000 Notes in January 2000.

        On February 18, 1998, we received $150 million in gross proceeds from the sale of our 1998 Notes. The 1998 Notes were to accrete to an aggregate stated principal amount of $270 million by February 15, 2003. On October 26, 2001, approximately $115.5 million of accreted value was retired under exchange and purchase arrangements as part of our comprehensive recapitalization plan. As of December 31, 2001, the remaining principal amount of the 1998 Notes had accreted to approximately $118.0 million. No interest is payable on the 1998 Notes prior to August 15, 2003. Thereafter, cash interest will be payable semiannually on August 15 and February 15 of each year. On August 2, 1999, we raised net proceeds of approximately $137 million in our initial public offering in which we sold 326,929 shares of our common stock at a price of $455 per share, which includes the underwriter's exercise of their over-allotment option to purchase 42,643 common shares at $455 per share. On January 12, 2000, we received approximately $265.7 million in net proceeds from our 2000 Notes offering completed in January 2000.

        Our secured equipment term loans, financed with NTFC Capital Corporation, are solely for the purchase of telecommunications equipment and related software licenses and must be repaid over a five-year period from the date of the borrowing. As of December 31, 2001, there are no borrowings available to us under this facility and we had $25.8 million outstanding under this term loan facility.

        On August 25, 2000, we completed our $300 million Credit Facility. We amended the Credit facility on October 26, 2001 to provide a total of $225.0 million of borrowing capacity. Prior to the amendment, covenants of the Credit Facility limited our borrowing capacity to approximately $150.0 million. Our borrowing capacity under the amended Credit Facility is limited to $130,000 of the total $225,000 until after March 31, 2003. After our compliance with covenants through March 31, 2003 the remaining $95,000 of borrowings will become available. The Credit Facility provides for certain restrictive financial and non-financial covenants. Among other things, these covenants require the maintenance of minimum revenue, EBITDA, and access lines in service levels. Minimum revenue levels are $80,000, $82,500, $85,000, and $90,000 during the first through fourth quarters of 2002, respectively. Minimum EBITDA levels are ($5,000), ($3,000), ($1,000), and $4,000 during the first through fourth quarters of 2002, respectively. Minimum access lines in service levels are 620,000, 670,000, 720,000, and 770,000 during the first through fourth quarters of 2002, respectively. Management believes that our revised business plan will allow us to meet these covenants during 2002. The interest on amounts drawn is variable based on our leverage ratio, as defined in our Credit Facility. The initial commitment fee on the unused portion of the Credit Facility is 1.5% and will step down based on usage. We have drawn down $81.0 million against the Credit Facility as of December 31, 2001.

        We have historically incurred net losses and have an accumulated deficit of $164.8 million as of December 31, 2001. Based on current estimates, we expect that our existing cash and investment balances totaling $129.3 million as of December 31, 2001 and future cash flows (expected to be provided from ongoing operations) will be sufficient to fully fund our operations and capital expenditure requirements as contemplated in our revised business plan for the next twelve months. Our expectations of future capital requirements and cash flows from operations are based on current estimates. Our actual capital requirements and cash flows could differ significantly from these estimates. If plans or assumptions change or prove to be inaccurate, we may be required to seek additional sources of capital or modify our expansion plans.

Critical Accounting Policies

        We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are discussed in detail in Note 2 to our consolidated financial statements. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities.

        Revenue Recognition.    We recognize revenue as we provide services to our customers. Monthly recurring charges include fees paid by our customers for lines in service, additional features on those lines, Internet access charges and colocation space. These charges are billed monthly, in advance, and are fully earned during the month. Usage charges, reciprocal compensation and access charges are billed in arrears and are fully earned when billed. Our non-recurring customer installation fees are deferred and amortized over our estimated customer lives. We do not anticipate any significant changes to the expected life of our customer base, but a material increase in the churn rates associated with our customer base could materially affect our future consolidated operating results. Revenue from long-term leases of broadband private lines is recognized over the term of the lease unless it qualifies as a sales type lease, on which revenue is recognized at the time of sale. We recorded revenue of $5,868 from the sale of broadband private lines to carriers during the second quarter of 2001 and related costs of $2,060.

        Trade Receivables.    In evaluating the collectibility of our trade receivables, we assess a number of factors including carrier disputes and regulatory issues, specific customer's ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assessments, we record both specific and general reserves for bad debt to reduce the related receivables from our customers and carriers to the amount that we ultimately expect to collect. If circumstances related to specific customers or carriers change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced from the levels provided for in our consolidated financial statements.

        Long-Lived Assets.    We periodically assess the fair value and recoverability of our long-lived assets and whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows. In doing so, we make assumptions and estimates regarding future cash flows and other factors, such as quoted market prices and third party offers, to make our determination. The fair value of our long-lived assets is dependent upon the forecasted performance of our business, changes in the communications industry and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we write down the asset to its fair market value based on the present value of forecasted cash flows. If these forecasts are not met, we may have to record additional impairment charges that could materially affect the carrying value of these assets and our future consolidated operating results.

        Depreciation and amortization.    Our calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and intangible assets. Although we believe that it is unlikely that any significant changes to the useful lives of our tangible or intangible assets will occur in the near term, rapid changes in technology, or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and our future consolidated operating results.

Effect of New Accounting Standards

Accounting for Business Combinations

        In July 2001, the FASB issued SFAS No. 141, "Accounting for Business Combinations," effective for all business combinations initiated and made after June 30, 2001. SFAS 141 requires that all business combinations be accounted for under the purchase method and establishes additional reporting requirements for business combinations. As of December 31, 2001, we have not had any business combination transactions.

Accounting for Goodwill and Other Intangible Assets

        In July 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. Under this approach, goodwill and intangibles will not be amortized, but will be periodically reviewed for impairment and expensed against earnings only in periods in which the recorded value exceeds the fair value. Our adoption of this statement will not have an effect on intangible assets currently on the books but could result in significant changes to amortization expense and the classification and recording of intangibles on any future acquisitions.

Accounting for Asset Retirement Obligations

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. While we continue to analyze the impact, we believe adoption of SFAS No. 143 will not have a material impact on our consolidated financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." While we continue to analyze the impact, we do not expect that the new standard will have a material impact on our consolidated financial statements.

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

        On October 26, 2001, we completed our comprehensive recapitalization which included exchange and purchase arrangements that resulted in the retirement of approximately $295.8 million in principal amount of our Notes.

        A significant portion of our long-term debt bears fixed interest rates, and accordingly, the fair market value of the long-term debt is sensative to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed long-term debt obligations. The table below provides additional information about our Notes and the Credit Facility. For additional information about our long-term debt obligations, see our Consolidated Financial Statements and accompanying notes related thereto appearing elsewhere in this report.

As of December 31, 2001
Expected Maturity	Fixed Debt	Average Interest Rate
(In Thousands)
2002	$—	—
2003	—	—
2004	—	—
2005	—	—
2006	—	—
Thereafter	$330,141	9.78%

Fair Market Value	$165,646	9.78%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's Consolidated Financial Statements required by Item 8, together with the notes thereto and the report thereon of the independent public accountants dated January 31, 2002 (except with respect to the matter discussed in Note 16, as to which the date is March 11, 2002), are set forth on pages F-1 to F-24 of this report. The financial statement schedule listed under Item 14(a)2, together with the report thereon of the independent public accountants dated January 31, 2002, are set forth on pages F-25 and F-26 of this report and should be read in conjunction with our Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The table below contains information about the ages and positions of Focal's executive officers, selected key employees, and directors, as of February 28, 2002.

Name	Age	Position(s)
Robert C. Taylor, Jr.	42	Director, Chairman and Chief Executive Officer
John R. Barnicle	37	Director, President and Chief Operating Officer
M. Jay Sinder	35	Executive Vice President, Chief Financial Officer and Treasurer
Renée M. Martin	46	Senior Vice President, General Counsel and Secretary
Michael L. Mael	45	Executive Vice President, Marketing
Anthony J. Leggio	44	Executive Vice President and President of the Company's Communication Services Group
James E. Crawford, III	56	Director
John A. Edwardson	52	Director
Paul J. Finnegan	49	Director
Richard D. Frisbie	52	Director
John G. Hayes	38	Director
Kathleen A. Perone	48	Director
James N. Perry, Jr.	41	Director
Andrew E. Sinwell	37	Director
Paul G. Yovovich	48	Director

        Robert C. Taylor, Jr.    Robert Taylor is Chairman, Chief Executive Officer and a director for Focal Communications Corporation. Mr. Taylor is also Focal's co-founder. Mr. Taylor is the Executive Vice Chairman of the Association for Local Telecommunications Services (ALTS), the nation's leading organization representing facilities-based competitive local exchange carriers (CLECs). Mr. Taylor was previously Chairman of the ALTS organization. Mr Taylor is also a member of the Board of the Information Technology Association of America (ITAA). This organization represents the broad spectrum of the US IT Industry. Mr. Taylor was recently named by Chairman Powell and the FCC to be on the Network Reliability and Interoperability Council (NRIC). The role of the counsel is to develop recommendations for the FCC and the telecommunications industry to assure optimal reliability, security, interoperability and interconnectivity of and accessibility to public telecommunications networks and the internet. Mr. Taylor serves on the Entrepreneurial Studies Advisory board for the University of Chicago's Graduate School of Business. In addition, Mr. Taylor sits on the board of directors for IPLAN Networks, a CLEC based in Argentina, and Madison River Communications, a rural telephone company. With almost 20 years of telecommunications experience, Mr. Taylor has held positions with MFS Communications, most recently as Vice President of Global Accounts. Prior to joining MFS in 1994, Mr. Taylor was one of the original senior executives at McLeodUSA. Mr. Taylor has also held management positions with MCI, Bellcore and Ameritech.

        John R. Barnicle.    Mr. Barnicle is President, Chief Operating Officer and a director for Focal Communications Corporation. Mr. Barnicle is a co-founder of Focal and is responsible for day-to-day operations, engineering, marketing and long-term planning. In 1996, Mr. Barnicle was Vice President of Marketing for MFS Telecom Companies, a subsidiary of MFS Communications. From 1994 to 1996,

Mr. Barnicle was a Vice President of Duff & Phelps Credit Rating Company and before that held various marketing, operations and engineering positions with MFS Telecom (1992-1994) and Centel Corporation, a local exchange carrier (1986-1992). Mr. Barnicle received his MBA with Distinction from DePaul University and holds a Bachelor of Science degree in Electrical Engineering.

        M. Jay Sinder.    Mr. Sinder is the Executive Vice President, Chief Financial Officer and Treasurer for Focal Communications Corporation. He is responsible for the financial management of the Company, overseeing the finance, treasury and accounting functions. Mr. Sinder joined Focal in 1998 and has served in key positions as Vice President of Corporate Development and Vice President of Finance. He has led the Company's financial planning effort and has been a primary contributor to the development and implementation of Focal's growth plan and its recent comprehensive recapitalization, which dramatically reduced debt and strengthened the Company's strategic position. Prior to joining Focal, Mr. Sinder held finance positions at Ameritech, MCI Communications, Telephone and Data Systems and IBM. Mr. Sinder received an MBA with Honors from the University of Chicago Graduate School of Business and holds a Bachelor of Science Degree in Mathematics and Statistics.

        Renée M. Martin.    Ms. Martin is Senior Vice President, General Counsel and Secretary for Focal Communications Corporation. Ms. Martin is responsible for our legal, regulatory and human resource functions. From 1984 to 1998, Ms. Martin held various executive positions at Ameritech, most recently as Vice President and General Counsel Small Business Services, where she directed corporate legal resources to address contract negotiations, employment issues, regulatory affairs and litigation, and managed outside legal counsel. From 1982 to 1984, Ms. Martin was an attorney at the law firm of Cook and Franke, S.C. where she concentrated on general business and corporate law. Ms. Martin received her JD from the University of Wisconsin and holds a Bachelor of Arts degree in Journalism.

        Michael L. Mael.    Mr. Mael is the Executive Vice President, Marketing, for Focal Communications Corporation. He joined Focal in January 2000, and is responsible for marketing, including product management, field marketing, investor and public relations and marketing analysis. Previously, he was responsible for developing and managing Focal's data services business. From 1997 until January 2000, he was Vice President, Applications and Web Services at PSINet, where he developed and managed that company's global web hosting business. From 1992 until 1997, Mr. Mael held various management positions at MCI Communications in finance, marketing, and business development. Mr. Mael received his MBA from Stanford University and holds a Bachelor of Arts degree in Political Science.

        Anthony J. Leggio.    Mr. Leggio, was an Executive Vice President and President of the Company's Communication Services Group for Focal Communications Corporation. Mr. Leggio resigned from Focal in March 2002. Mr. Leggio was responsible for Sales, Customer Care and Field Operation for Focal's Enterprise, Carrier and Federal Government customer segments. Before joining Focal in 1997 as Regional Vice President Eastern Region, Mr. Leggio spent nearly ten years, 1988 to 1997, with Sprint Corporation, holding a number of sales management positions. Mr. Leggio received his MBA with honors from St. Joseph's University and holds a Bachelor of Science degree in Marketing.

        James E. Crawford, III.    Mr. Crawford has served as a director of Focal since November 1996. From August 1992 to September 2000, he was a general partner and, then since September of 2000, a managing partner of Frontenac Company, a private equity firm and stockholder of Focal. From February 1984 to August 1992, Mr. Crawford was a general partner of William Blair Venture Management Co., a venture capital fund. He was also a general partner of William Blair & Company, an investment bank and brokerage firm affiliated with William Blair Venture Management Co. Mr. Crawford serves as a director of Allegiance Telecom, Inc. and several private companies.

        John A. Edwardson.    Mr. Edwardson has served as a director of Focal since February 1999. In February, 2001, he became President and Chief Executive Officer and in May 2001 he became Chairman of CDW Computer Centers, Inc. Formerly, he was Chairman of Burns International Services

Corp., a security services company, since June 1999, and President and Chief Executive Officer of Burns International since March 1999. From 1994 to 1998, Mr. Edwardson was President of UAL Corporation, the holding company for United Airlines, and also served as UAL's Chief Operating Officer from April 1995 through September 1998. He previously was Executive Vice President and Chief Financial Officer of Ameritech and held executive positions with Northwest Airlines. Mr. Edwardson serves as a director of CDW Computer Centers, Inc. and Household International, Inc.

        Paul J. Finnegan.    Mr. Finnegan has served as a director of Focal from November 1996 until June 2000 and was again elected as a director in December 2001. Since January 1993, Mr. Finnegan has been Managing Director of Madison Dearborn Partners, Inc., the general partner of Madison Dearborn Capital Partners, L.P., a stockholder of Focal. Previously, he held a variety of marketing positions in the publishing industry, both in the United States and the Far East. Mr. Finnegan concentrates on investments in the communications industry and currently serves on the Boards of Directors of Allegiance Telecom, Inc., CompleTel Europe LLC, Reiman Holding Company LLC, Rural Cellular Corporation, and Telemundo Group; and the Board of Trustees of The Skyline Fund, a small cap mutual fund.

        Richard D. Frisbie.    Mr. Frisbie has served as a director of Focal since November 1996. Mr. Frisbie is a founder and has been General Partner of Battery Ventures since 1983. He is responsible for management of the Battery Funds and focuses principally on communications opportunities. Mr. Frisbie serves as a director of Allegiance Telecom, Inc.

        John G. Hayes.    Mr. Hayes has served as a director of Focal since November 2001. Mr. Hayes co-founded and, since 1998, he has been managing partner of Great Hill Partners, a private equity firm focused on investing in growth companies in the communications, media, information technology, and business services sectors. Prior to the founding of Great Hill Partners, Mr. Hayes was a partner at M/C Partners. Mr. Hayes also serves as chairman of the board of two privately held companies: Horizon Telecom International, Inc. and AmStar Entertainment, LLC.

        Kathleen A. Perone.    Ms. Perone has served as a director of Focal since August, 2000. Ms. Perone is a founding partner and managing director of Acappella Ventures L.L.C., a New Jersey-based venture capital firm that focuses on early stage telecom and technology infrastructure companies. From January 1998 to March 2000, Ms. Perone served as President of the North American division of Level 3 Communications, Inc., a leading communications and information services company. From 1990 to 1998, Ms. Perone held a series of positions at MFS Communications: Vice President and General Manager; COO of MFS International; and President of two MFS divisions. Ms. Perone also is a Director of ConEd Communications, Lexent, and INFOCROSSING. She also serves on the advisory boards of TELLIUM and Looking Glass Networks.

        James N. Perry, Jr.    Mr. Perry has been a director of Focal since November 1996. From January 1993 to January 1999, he served as Vice President and since January of 1999 has served as Managing Director of Madison Dearborn Partners, Inc., a venture capital firm and the general partner of Madison Dearborn Capital Partners, L.P., a stockholder of Focal. Previously, Mr. Perry served in various positions at First Capital Corporation of Chicago and its affiliates. Mr. Perry currently serves as a director or manager, as applicable, of CompleTel Europe NV and Allegiance Telecom.

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

        Paul G. Yovovich.    Mr. Yovovich has served as a director of Focal since March 1997. He is a principal of Lake Capital, a private investment firm. From 1993 to 1996, Mr. Yovovich served as President of Advance Ross Corporation, an international transaction services and manufacturing company. He served in several executive positions with Centel Corporation from 1982 to 1992, where his last position was that of President of its Central Telephone Company unit. Mr. Yovovich also serves as a director of 3Com Corporation, APAC Customer Services, Inc. and Lante Corporation.

How Our Directors Are Elected

        The Board of Directors currently consists of 11 members, two of whom are designated by our preferred stockholders. Nine of our directorships are divided into three classes of three members each. Each director elected by our common stockholders serves a three-year term and one class is elected at each year's annual meeting of stockholders. Messrs. Edwardson, Perry, and Taylor are in the class of directors whose term will expire at our 2002 annual meeting of stockholders. Messrs. Frisbie, Sinwell and Ms. Perone are in the class of directors whose term will expire at our 2003 annual meeting of stockholders. Messrs. Barnicle, Crawford, and Yovovich are in the class of directors whose term will expire at our 2004 annual meeting of stockholders. At each annual meeting of stockholders, successors to the class of directors whose terms expire at the meeting are elected to serve for three-year terms and until their successors are elected and qualified.

        In addition, in connection with our Recapitalization, the Certificate of Designation with respect to the Preferred Stock provided that the holders of common stock issued or issuable with respect to the Preferred Stock have the right to designate two representatives for election to our Board of Directors. In connection with the Recapitalization, our Board of Directors increased the size of our Board of Directors by two directors and filled the vacancies with two designees of the investors who purchased Preferred Stock in connection with the Recapitalization, who were Mr. Hayes and Mr. Finnegan. The Board representative(s) elected by the holders of Preferred Stock are not divided into classes and are in addition to the maximum number of directors who may be elected by the holders of our common stock. Please see "Certain Relationships and Related Party Transactions—Recapitalization—Board of Directors" for a description regarding the rights of the holders of Preferred Stock with respect to the election of directors.

Our Board Committees

        The Board has established four committees. They are the:

  •
  Compensation Committee

  •
  Stock Option Committee

  •
  Audit Committee

  •
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

        The Stock Option Committee grants stock options under the Company's 1998 Equity and Performance Incentive Plan (the "Plan") to employees who are not:(a) "covered employees" within the meaning of Section 162(m) of the Internal Revenue Code or who, in the Committee's judgment, are likely to be a covered employee at any time during the period a grant or award under the Plan to such person would be outstanding, (b) an officer or other person subject to Section 16 of the Securities

Exchange Act of 1934, or (c) a vice president, senior vice president, or executive vice president. The members of the Stock Option Committee are Mr. Taylor and Mr. Barnicle.

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

Compensation of Our Directors

        We have paid our non-employee directors, other than designees of our institutional investors, in lieu of a cash retainer, annual director compensation in the form of an annual grant of stock options. The number of shares subject to each stock option granted to each of these directors on an annual basis has been equal to $120,000 divided by the option exercise price (the fair market value per share on the date of grant). The Board of Directors is currently reviewing its compensation plan for non-employee directors, and may implement a change effective for the Company's 2002 Annual Meeting. All directors are reimbursed for expenses incurred to attend Board of Directors or committee meetings.

        In April 1997, Mr. Yovovich was granted an option to purchase 3,714 shares of our common stock under our 1997 Nonqualified Stock Option Plan (the "1997 Plan"). Ten percent of the shares covered by the option vested immediately and an additional 15% of the shares vest every six months thereafter. In January 1999, Mr. Yovovich was granted an additional option to purchase 571 shares of common stock under the 1997 Plan, which has the same vesting terms as his earlier grant. In February 2000 and 2001, Mr. Yovovich was granted additional options to purchase 39 shares and 221 shares, respectively, of common stock under the 1998 Plan, which has the same vesting terms as his earlier grant. In February 1999, Mr. Edwardson was granted an option under our 1997 Plan to purchase 3,741 shares of our common stock on the same vesting terms as the options previously granted to Mr. Yovovich. In February 2000 and 2001, Mr. Edwardson was granted options to purchase 39 shares and 221 shares, respectively, of common stock under the same vesting terms as the options previously granted. In August 2000 and February 2001, Ms. Perone was granted options under our 1998 Plan to purchase 286 shares and 221 shares, respectively, of our common stock on the same vesting terms as the options previously granted to Mr. Yovovich and Mr. Edwardson.

Potential Conflicts of Interest of Some of Our Directors

        In addition to serving as members of our Board of Directors, Mr. Crawford, Mr. Finnegan, Mr. Hayes, Ms. Perone, Mr. Sinwell, Mr. Frisbie and Mr. Perry each serve as directors of other telecommunications services companies and other private companies. As a result, these seven directors may be subject to conflicts of interest during their tenure on our Board of Directors. Accordingly, they may be periodically required to inform us and the other companies to which they owe fiduciary duties of financial or business opportunities. We do not currently have any standard procedures for resolving potential conflicts of interest relating to corporate opportunities or otherwise. Conflict of interest issues are reviewed by our Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers and persons who own more than 10 percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports in changes in ownership in our common stock, and to furnish us with copies of all the reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other Forms 5 were required, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10 percent beneficial owners were complied with, except that Form 3's filed on behalf of Mr. Thomas J. Crotty, Kenneth P. Lawler, Todd A. Dagres and Oliver D. Curne, each of whom may be deemed to beneficiary own shares held of record by Battery Ventures were not timely filed.

ITEM 11. EXECUTIVE COMPENSATION

        The table below presents information about compensation earned by our (i) Chairman and Chief Executive Officer; and (ii) each of our four other most highly compensated executive officers whose combined salary and bonus for 2001 exceeded $100,000 for services rendered in all capacities, in each case for each of our last three fiscal years. The officers listed in the following table are referred to as the Named Executive Officers:

Long-term Compensation Awards(1)
Annual Compensation
Restricted Stock Awards ($)
Name and Principal Position	Year	Salary ($)	Bonus ($)		Securities Underlying Options (#)	All Other Compensation ($)
Robert C. Taylor, Jr. Chairman and Chief Executive Officer	1999 2000 2001	191,923 246,934 253,843	200,000 125,000 —	— — —	— 7,143 —	— — —
John R. Barnicle President and Chief Operating Officer	1999 2000 2001	178,269 225,000 230,769	144,000 125,000 —	— — —	— 7,143 —	— — —
Ronald Reising(2) Executive Vice President and Chief Financial Officer	1999 2000 2001	— — 206,731	— — 100,000	— — —	— — 7,143	— — —
Michael L. Mael Executive Vice President, Marketing	1999 2000 2001	— 199,039 225,000	— 115,000 —	— 6,018,750 —	— 2,071 857	— — —
Anthony J. Leggio(3) Executive Vice President and President of Focal's Communications Services Group	1999 2000 2001	— 193,460 225,000	— 115,000 —	— — —	714 1,643 571	— — —

(1)
Does not include shares of common stock issued to each of Mr. Taylor and Mr. Barnicle in 1996 that were subject to performance-vesting requirements set forth in their Vesting Agreements with some of our institutional investors. Of these shares, 2,500 held by Messrs. Taylor and Barnicle remain subject to future vesting requirements and will vest on September 30, 2002. Based upon the closing price of our Common Stock on February 28, 2002, these 2,500 shares have an aggregate market value of $19,250. See "—Vesting Agreements." We do not anticipate paying any dividends on any of these shares.

(2)
Mr. Reising resigned from Focal in January 2002.

(3)
Mr. Leggio resigned from Focal in March 2002.

Stock Option Grants

        The table below provides information regarding stock options granted to the Named Executive Officers during the year ended December 31, 2001. None of the Named Executive Officers received stock appreciation rights, or SARs.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
	Individual Grants
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year
Name			Exercise or Base Price (per share)	Expiration Date
					5%	10%
Anthony J. Leggio(1)	571	0.9%	$236.25	June 2002	$84,837	$214,993
Michael L. Mael(2)	857	1.4%	$236.25	January 2011	$127,330	$322,679
Ron Reising(3)	7,143	11.7%	$474.69	April 2002	$2,132,400	$5,403,920
Robert C. Taylor, Jr.	—	—	—	—	—	—
John R. Barnicle	—	—	—	—	—	—

(1)
Mr. Leggio resigned from Focal in March 2002. The options granted to Mr. Leggio in 2001 were granted under the 1998 Plan. The 571 options were granted on January 2, 2001 and vest 25% on the first anniversary date of the grant and 12.5% every six months thereafter. On January 2, 2002, 143 options became vested and the remaining 428 options will be forfeited as a result of Mr. Leggio's resignation. All of Mr. Leggio's options will expire no later than June 9, 2002.

(2)
The options granted to Mr. Mael in 2001 were granted under the 1998 Plan. The 857 options were granted on January 2, 2001 and vest 25% on the first anniversary date of the grant and 12.5% every six months thereafter.

(3)
Mr. Reising resigned from Focal in January 2002. The options granted to Mr. Reising in 2001 were granted under the 1998 Plan. The 7,143 options were granted on February 9, 2001 and vest 25% on the first anniversary date of the grant and 12.5% every six months thereafter. All 7,143 options will be forfeited as a result of Mr. Reising's resignation.

(4)
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

Exercise of Stock Options and Year-End Values

        The following table sets forth information regarding the number and value of unexercised stock options held by each of the Named Executive Officers as of December 31, 2001. None of the Named Executive Officers holds SARs.

Name	Number of Shares Acquired Upon Exercise of Option	Value Realized Upon Exercise	Number of Unexercised Options at Fiscal Year End Exercisable/ Unexercisable(1)	Value of Unexercised In-the-Money Options ($) at Fiscal Year End(2) Exercisable/ Unexercisable
Robert C. Taylor, Jr.	—	—	1,339 / 5,804	—
John R. Barnicle	—	—	1,339 / 5,804	—
Ron Reising	—	—	0 / 7,143	—
Anthony J. Leggio	—	—	1,417 / 5,796	—
Michael L. Mael	—	—	615 / 2,928	—

(1)
These shares represent shares issuable pursuant to stock options granted under the Focal Communications Corporation 1997 Non Qualified Stock Option Plan and the Focal Communications Corporation 1998 Equity and Performance Incentive Plan.

(2)
In accordance with the SEC's rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $21.35 the closing price of our common stock reported for Nasdaq National Market on December 31, 2001. Based upon the closing price of our Common Stock on February 28, 2002, the exercisable and unexercisable options would have no value due to the fair market value being less than the exercise prices of the options.

        We established the Focal Communications Corporation 1997 Non Qualified Stock Option Plan (the "1997 Plan") effective February 27, 1997. The 1997 Plan is administered by the compensation committee of our Board of Directors (the "Board"). Options to purchase 197,933 shares were issued under the 1997 Plan and no further options will be granted under the 1997 Plan.

        We adopted the Focal Communications Corporation 1998 Equity and Performance Incentive Plan (the "1998 Plan") on August 21, 1998. The total number of shares available under the 1998 Plan shall not exceed 344,286 shares. The Board and, with respect to non-executive employees, the stock option committee of our Board of Directors, has sole and complete authority to select participants and grant options, and other equity-based instruments for our common stock.

        On August 21, 1998, we also adopted the 1998 Equity Plan for Non-Employee Directors of Focal Communications Corporation (the "1998 Non-Employee Plan"). The total number of shares available under the 1998 Non-Employee Plan shall not exceed 4,286 shares. The Board has sole and complete authority to select participants and grant options for our common stock, as defined in the 1998 Non-Employee Plan.

Employment Agreements

        Focal is a party to identical Executive Stock Agreement and Employment Agreements ("Employment Agreements") with each of Mr. Taylor and Mr. Barnicle (the "Executive Investors"). The Employment Agreements provide that each Executive Investor will receive a base salary equal to no less than his current base salary from time to time, and that the Board of Directors may increase (but not decrease) the Executive Investor's salary from time to time. Bonuses are determined by the Board of Directors and based upon our achievement of performance goals set in advance of each year in the sole discretion of the Board of Directors. Unless he is terminated for cause, each Executive

Investor is entitled for a period of between six and 12 months following termination of his employment with us (depending on the basis for termination) to continue to receive his most recent salary and medical benefits.

        Pursuant to the Employment Agreements and in exchange for shares of common stock held by the Executive Investors prior to November 27, 1996:

  •
  71,429 shares of common stock subject to time-vesting requirements set forth in the Employment Agreements were issued to each of the Executive Investors on November 27, 1996

  and

  •
  52,541 shares of common stock subject to performance-vesting requirements set forth in the Vesting Agreements (as defined below) were issued to each of the Executive Investors on November 27, 1996. Of these shares, 45,398 were canceled in connection with the September 30, 1998 amendments to the Vesting Agreements. The remaining 7,143 shares are subject to time-vesting requirements set forth in Restricted Stock Agreements signed on September 30, 1998. Of these shares, 2,500 shares issued to Messrs. Taylor and Barnicle and remained subject to future vesting requirements. See "—Vesting Agreements."

        All of the 71,429 shares issued on November 27, 1996 that were subject to time-vesting requirements under the Employment Agreements have vested.

        We entered into an employment agreement with Mr. Mael on substantially the same employment terms as the Executive Investors.

        Each employment agreement requires the Executive Investor, or Mr. Mael as applicable, to assign to us all inventions developed in the course of employment, maintain the confidentiality of our proprietary information and refrain from competing with and soliciting employees from Focal during his or her employment and for a period of up to eighteen months after his or her termination. During this period, after any applicable severance pay period has expired, the Executive Investor, or Mr. Mael, as applicable, is entitled to receive noncompetition compensation equal to his salary and medical benefits, unless he breaches his non-disclosure, non-compete or non-solicitation obligations.

Change in Control Agreement

        In February 2000, Focal granted Mr. Mael 4,286 shares of restricted stock. At the time of grant, Mr. Mael made an election under Section 83(b) of the Internal Revenue Code to recognize the value of the 4,286 of the shares of restricted stock as ordinary income in 2000. Based on the per share price of $1,404.38 per share at the time of the election, Mr. Mael recognized $6,018,750 in ordinary income in 2000. Focal agreed to loan Mr. Mael an aggregate of $2,952,196.88 to pay taxes relating to this amount, with the loan to be due upon his departure from the Company or 2010, whichever occurs first.

        On February 1, 2001, Focal entered into a letter agreement with Mr. Mael that provides that (i) if a Change in Control (as defined in Mr. Mael's employment agreement) occurs prior to December 31, 2002, (ii) the promissory note becomes due and payable and (iii) Mr. Mael has been continuously employed by the Company until the date of the Change in Control (unless his employment was terminated in anticipation of the Change in Control), the Company will, if the amount due under the promissory notes (including accrued but unpaid interest) exceeds the gross proceeds from the restricted stock (calculated by multiplying the price per share at which the Change in Control occurs by 4,286), in its discretion, either (x) forgive the difference or (y) pay Mr. Mael a bonus equal to the difference.

        The Company will adjust the amount to be forgiven or payable as described in the preceding paragraph to take into account certain tax consequences of the transactions. The Company will reduce such amount by the discounted present value of the tax benefits Mr. Mael will receive as a result of any capital loss experienced upon a sale of the restricted stock and will increase or "gross-up" such amount by the amount of the taxes payable as a result of the forgiveness of the loan or payment from the Company, as applicable (taking into account the tax effects of the gross-up itself).

Severance Agreement

        In connection with the resignation of Mr. Leggio in March 2002, we entered into an agreement with Mr. Leggio that will provide him with severance payments for six months. The severance payments will equal six months of salary plus 50% of his targeted bonus for 2002. In return, Mr. Leggio agreed to a six-month non-competition covenant, a non-solicitation and non-hire covenant, and customary release of claims.

Vesting Agreements

        Pursuant to the original terms of three separate Vesting Agreements (the "Vesting Agreements"), each dated November 27, 1996, among Focal, the Executive Investors and each of our Institutional Investors, each of the Executive Investors was entitled to earn 52,541 shares of common stock if specified financial performance criteria were satisfied. If any of these shares of common stock vested, an equal number of shares of common stock held by the institutional investors would be forfeited by the Institutional Investors.

        Pursuant to amendments to the Vesting Agreements, on September 30, 1998, the Vesting Agreements terminated and:

  •
  The Institutional Investors collectively forfeited 71,429 shares of common stock

  •
  The Executive Investors each forfeited 45,398 shares of common stock held by them (or a total of 90,796 shares for all Executive Investors)

  •
  7,143 shares of common stock held by each Executive Investor were vested and became subject to new time-vesting requirements based on periods of continuous service with us (the "Restricted Shares").

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The table below sets forth information regarding beneficial ownership of our common stock as of February 28, 2002 for:

  •
  Each of the Named Executive Officers

  •
  Each of our directors

  •
  All of our executive officers and directors as a group

  •
  Each other person who we know beneficially owns 5% or more of our common stock

        Unless otherwise noted, the address of each Named Executive Officer and director of Focal is 200 North LaSalle Street, Suite 1100, Chicago, Illinois 60601.

Name	Number of Shares Beneficially Owned(1)	Percent Beneficially Owned
Named Executive Officers
Robert C. Taylor, Jr.(2)	82,862	1.7%
John R. Barnicle(3)	93,401	1.9%
Ron Reising	—	—
Anthony J. Leggio(4)	2,395	*
Michael L. Mael(5)	5,968	*
Directors
James E. Crawford III(6)	1,037,931	18.3%
John A. Edwardson(7)	9,120	*
Paul J. Finnegan(8)	3,090,631	41.7%
Richard D. Frisbie(9)	870,493	15.4%
John G. Hayes(10)	703,778	12.5%
Kathleen A. Perone(11)	443	*
James N. Perry, Jr.(8)	3,090,631	41.7%
Andrew E. Sinwell(8)	3,090,631	41.7%
Paul G. Yovovich(12)	9,747	*
All Executive Officers and Directors as a Group (16 persons)(13)	5,910,313	61.4%
Other Owners
Madison Dearborn Partners(14)	3,090,631	41.7%
Frontenac Company(15)	1,037,216	18.2%
Battery Ventures(16)	870,493	15.4%
Great Hill Partners(17)	703,778	12.5%
Citigroup Inc.(18)	588,610	11.9%
Morgan Stanley Dean Witter(19)	552,051	11.2%
FMR Corp.(20)	1,182,140	23.7%

*
Less than 1% of the issued and outstanding shares of our common stock.

(1)
In accordance with the rules of the Securities and Exchange Commission, each beneficial owner's holdings includes common stock that the holder has the right to acquire within 60 days of February 28, 2002, including upon the exercise of any option or warrant or upon the conversion of a security. The calculation of each holder's beneficial ownership does not assume the exercise or conversion of securities held by any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to applicable community property laws.

(2)
Includes (i) 2,500 shares of common stock subject to vesting provisions contained in the executive's Restricted Stock Agreement and 6,688 shares subject to warrants held by the executive; (ii) 27,582 shares of common stock held by Mistral Partner, L.P., a family limited partnership over which Mr. Taylor exercises sole voting and investment power and 4,342 shares of common stock subject to warrants held by such limited partnership; (iii) 1,637 shares of common stock subject to options, which are exercisable within 60 days of February 28, 2002; (iv) 114 shares of common stock held in an IRA account by Mr. Taylor's wife and 18 shares of common stock subject to warrants held in such account.

(3)
Includes (i) 2,500 shares of common stock subject to vesting provisions contained in the executive's Restricted Stock Agreement and 10,529 shares of common stock subject to warrants held by the executive; (ii) 10,000 shares of common stock held by JRB Partners, L.P., a family limited partnership over which Mr. Barnicle exercises sole voting and investment power and 1,574 shares of common stock subject to warrants held by such limited partnership; (iii) 1,371 shares of common stock held by John R. Barnicle Blind Selling Program Trust and 216 shares of common stock subject to warrants held by such trust; (iv) 1,029 shares of common stock held by JRB Blind Program Selling Trust and 162 shares of common stock subject to warrants held by such trust; (v) 1,637 shares of common stock subject to options, which are exercisable within 60 days of February 28, 2002.

(4)
Mr. Leggio resigned from Focal in March 2002. Includes (i) 491 shares of common stock; (ii) 1,827 shares of common stock subject to options which are exercisable within 60 days of February 28, 2002 and (iii) 77 shares subject to warrants.

(5)
Includes (i) 4,286 shares of common stock subject to vesting provisions contained in the executive's Restricted Stock Agreement; (ii) 1,008 shares of common stock subject to options which are exercisable within 60 days of February 28, 2002 and (iii) 674 shares subject to warrants.

(6)
Mr. Crawford, a director, owns no shares in his own name. Includes 618 shares of common stock owned by Mr. Crawford's son and 97 shares which Mr. Crawford's son has the right to acquire upon the exercise of warrants. Mr. Crawford, by virtue of his being a general partner of Frontenac Company and a member of Frontenac VIII LLC, may be deemed to own the shares held by such entities. Mr. Crawford has disclaimed beneficial ownership of any securities in which he does not have a pecuniary interest. See footnote 15 below. Mr. Crawford's address is c/o Frontenac Company, 135 S. LaSalle Street, Suite 3800, Chicago, IL 60603.

(7)
Includes (i) 4,571 shares of common stock; (ii) 3,829 shares of common stock subject to options which are exercisable within 60 days of February 28, 2002 and (iii) 720 shares subject to warrants.

(8)
Messrs. Finnegan, Perry and Sinwell, directors, do not own shares in their own names. Each of them, by virtue of being Managing Directors of Madison Dearborn Partners, Inc. may be deemed to beneficially own the shares held by such entity. Each disclaims beneficial ownership of any securities in which he does not have a pecuniary interest. See footnote 14 below. The addresses for each of Messrs. Finnegan, Perry and Sinwell is c/o Madison Dearborn Partners, Three First National Plaza, Suite 3800, Chicago, IL, 60602.

(9)
Mr. Frisbie, a director, owns no shares in his own name. Mr. Frisbie, by virtue of his being a general partner of Battery Partners III and a Managing Member of Battery Partners VI, may be deemed to own the shares held by such entities. Mr. Frisbie has disclaimed beneficial ownership of any securities in which he does not have a pecuniary interest. See footnote 16 below. Mr. Frisbie's address is c/o Battery Ventures, 20 William Street, Wellesley, MA 02481.

(10)
Mr. Hayes, a director, owns no shares in his own name. Mr. Hayes, by virtue of his being a manager of Great Hill Partners, LLC ("GP") and Great Hill Partners GP II, LLC ("GP II"), may be deemed to beneficially own the shares held by such entities. See footnote 17 below. Mr. Hayes address is c/o Great Hill Partners, One Liberty Square, Boston, MA 02109.

(11)
Includes (i) 171 shares of common stock; (ii) 245 shares of common stock subject to options which are exercisable wihtin 60 days of February 28, 2002 and (iii) 27 shares subject to warrants.

(12)
Includes (i) 4,620 shares of common stock; (ii) 4,400 shares of common stock subject to options which are exercisable within 60 days of February 28, 2002 and (iii) 727 shares subject to warrants.

(13)
Includes (i) 1,213,757 shares of common stock; (ii) 18,022 shares of common stock subject to options which are exercisable within 60 days of February 28, 2002; (iii) 191,082 shares subject to warrants; (iv) 1,495,818 shares that may be acquired upon the conversion of preferred stock (plus accrued dividends), and (v) 2,991,634 shares of common stock that may be acquired upon the conversion of convertible loans (plus accrued interest).

(14)
Includes (i) 792,040 shares of common stock which Madison Dearborn Capital Partners IV, L.P. ("MDCP IV") may acquire beneficial ownership of upon conversion of its Preferred Stock (plus accrued dividends), (ii) the 1,584,079 shares of Common Stock that MDCP IV may acquire beneficial ownership of upon conversion of its Convertible Loan to the Company (plus accrued interest), and (iii) 617,326 shares of common stock which Madison Dearborn Capital Partners, L.P. ("MDCP I") owns of record and 97,186 shares of common stock which MDCP I may acquire upon exercise of warrants. Dispositive and voting power of the securities owned by MDCP IV are shared by Madison Dearborn Partners IV ("MDP IV"), the sole general partner of MDCP IV, and an advisory committee of Madison Dearborn Partners, L.L.C., the sole general partner of MDP IV. Dispositive and voting power of the securities owned by MDCP I are shared by Madison Dearborn Partners, L.P. ("MDP"), the sole general partner of MDCP, and an advisory committee of limited partners of Madison Dearborn Partners, Inc., the sole general partner of MDP. Each of the foregoing persons has disclaimed beneficial ownership of any securities in which such person does not have a pecuniary interest. The address of Madison Dearborn is Three First National Plaza, Suite 3800, Chicago, IL 60602.

(15)
Includes (i) 224,568 shares of common stock which Frontenac VIII Limited Partnership ("Frontenac VIII") may acquire beneficial ownership of upon conversion of its Preferred Stock, (plus accrued dividends), (ii) the 449,134 shares of Common Stock that Frontenac VIII may acquire beneficial ownership of upon conversion of its Convertible Loan to the Company (plus accrued interest), (iii) 10,025 shares of common stock which Frontenac Masters VIII Limited Partnership ("Frontenac Masters VIII") may acquire beneficial ownership of upon conversion of its Preferred Stock (including accrued dividends); (iv) the 20,051 shares of Common Stock that Frontenac Masters VIII may acquire beneficial ownership of upon conversion of its Convertible Loan to the Company (plus accrued interest), (v) 288,085 shares of Common Stock owned of record by Frontenac VI Limited Partnership ("Frontenac VI"), and 45,353 shares of common stock which Frontenac VI may acquire upon exercise of warrants. Dispositive and voting power of the securities held by Frontenac VIII and Frontenac Masters VIII are shared by Frontenac VIII Partners, L.P. ("Frontenac VIII LP"), the general partner of each such person, and Frontenac Company VIII, L.L.C., the general partner of Frontenac VIII LP. Dispositive and voting power of the securities held by Frontenac VI are shared by Frontenac Company, it general partner. Mr. Crawford, along with the other general partners of Frontenac Company and the other members of Frontenac VIII, L.L.C., may be deemed to share beneficial ownership of the shares beneficially owned by such entities. Each of the foregoing persons has disclaimed beneficial ownership of any securities in which such person does not have a pecuniary interest. The address of Frontenac is 135 S. LaSalle Street, Suite 3800, Chicago, IL 60603.

(16)
Includes (i) 50,046 shares of common stock which Battery Ventures III, L.P. ("Battery Ventures III") may acquire beneficial ownership of upon conversion of Preferred Stock (plus accrued dividends), (ii) 100,093 shares of Common Stock that Battery Ventures III may acquire beneficial ownership of upon conversion of its Convertible Loan to the Company (plus accrued interest), (iii) 177,164 shares of common stock which Battery Ventures VI, L.P. ("Battery Ventures VI") may acquire beneficial ownership of upon conversion of its Preferred Stock (including accrued dividends); (iv) 354,329 shares of Common Stock that Battery Ventures VI may acquire beneficial ownership of upon conversion of its Convertible Loan to the Company (plus accrued interest), (v) 7,382 shares of common stock which Battery Investment Partners VI, LLC ("Battery Investment Partners") may acquire beneficial ownership of upon conversion of its Preferred Stock (including accrued dividends), (vi) 14,764 shares of Common Stock that Battery Investment

  Partners may acquire beneficial ownership of upon conversion of its Convertible Loan to the Company (plus accrued interest), (vii) 144,039 shares of Common Stock owned of record by Battery Ventures III and 22,676 shares of common stock which Battery Ventures III may acquire upon exercise of warrants. Dispositive and voting power of the securities held by Battery Ventures III are shared by Battery Partners III, L.P., its general partner. Dispositive and voting power of the securities held by Battery Partners VI are shared by Battery Partners VI, LLC, it general partner. Dispositive and voting power of the securities held by Battery Investment Partners are shared by its individual managers. Because Battery Investment Partners invests alongside Battery Ventures VI in all investments made by Battery Ventures VI, each fund may be deemed to beneficially own the shares held by the other. Mr. Frisbie, along with the other general partners of Battery Partners III and the other managing members of Battery Partners VI, may be deemed to share beneficial ownership of the shares beneficially owned by such entities. Each of the foregoing persons has disclaimed beneficial ownership of any securities in which such person does not have a pecuniary interest. The address of Battery Ventures is 20 William Street, Wellesley, MA 02481.

(17)
Includes (i) 91,056 shares of common stock which Great Hill Equity Partners, Limited Partnership ("GHEP") may acquire beneficial ownership of upon conversion of Preferred Stock (plus accrued dividends), (ii) 182,113 shares of Common Stock that GHEP may acquire beneficial ownership of upon conversion of its Convertible Loan to the Company (plus accrued interest) , (iii) 4,199 shares of common stock which Great Hill Investors LLC ("GHI") may acquire beneficial ownership of upon conversion of its Preferred Stock (including accrued dividends); (iv) 8,397 shares of Common Stock that GHI may acquire beneficial ownership of upon conversion of its Convertible Loan to the Company (plus accrued interest), (v) 134,112 shares of common stock which Great Hill Equity Partners II, L.P. ("GHEPII") may acquire beneficial ownership of upon conversion of its Preferred Stock (including accrued dividends), (vi) 268,225 shares of Common Stock that GHEPII may acquire beneficial ownership of upon conversion of its Convertible Loan to the Company (plus accrued interest), (vii) 5,225 shares of common stock which Great Hill Affiliate Partners II, L.P. ("GHAPII") may acquire beneficial ownership of upon conversion of its Preferred Stock (including accrued dividends), and (viii) 10,451 shares of Common Stock that GHAPII may acquire beneficial ownership of upon conversion of its Convertible Loan to the Company (plus accrued interest). Dispositive and voting power over the securities held by GHEP are shared by GP, by virtue of its being the sole general partner of GHEP. Dispositive and voting power over the securities held by GHEPII and GHAPII are shared by GPII, by virtue of its being the sole general partner of GHEPII and GHAPII. Mr. Hayes and the other managers of GP and GPII may also be deemed to beneficially own such shares. The address of such persons is One Liberty Square, Boston, MA 02109.

(18)
This information is based solely on material contained in a Schedule 13G filed by Citigroup, Inc. with the SEC on January 24, 2002. Shared voting and dispositive power over such shares are shared by Salomon Smith Barney Inc., Salomon Brothers Holdings Company Inc., Salomon Smith Barney Holdings Inc., Citigroup, Inc. The address of such persons is 338 Greenwich Street, New York, New York 10013.

(19)
This information is based solely on material contained in a Schedule 13G filed by Morgan Stanley Dean Witter & Co. ("Morgan Stanley") with the SEC on February 6, 2002. With respect to such shares, Morgan Stanley has shared voting power with respect to 373,324 shares and shared dispositive power over all 552,051 shares. The address of such person is 1585 Broadway, New York, New York 10036.

(20)
This information is based solely on material contained in a Schedule 13G filed by FMR Corp. with the SEC on February 14, 2002. Includes 52,541 shares subject to warrants. Fidelity Management & Research Company ("Fidelity"), a wholly owned subsidiary of FMR Corp., is the beneficial owner of 1,182,140 of such shares, as a result of acting as an investment advisor to various investment companies. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the funds each has sole dispositive power over the 1,182,140 shares owned by the funds. Sole voting power over such shares is held by funds' Board of Trustees. Members of the Johnson family, as a result of holding approximately 49% of the voting power over FMR Corp., may also be deemed to beneficially own such shares. The address of such persons is 82 Devonshire Street, Boston, MA 02109.

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

  •
  Deliver financial information to our institutional investors and certain of their transferees in a private sale of shares of common stock

  •
  Provide access by our institutional investors, and certain of their transferees in a private sale of shares of common stock, to our physical properties, books and records

  •
  Comply with the periodic reporting requirements under the Exchange Act to enable holders of "restricted shares" of common stock to sell those shares of common stock pursuant to Rule 144 under the Securities Act of 1933 or a short-form registration statement under the Securities Act of 1933.

        See "Executive Compensation—Employment Agreements" and "—Vesting Agreements" for a more detailed discussion of the various provisions of the Employment Agreements and Vesting Agreements.

  The Recapitalization

  Purchase Agreement

        General.    In connection with our Recapitalization in October 2001, we sold an aggregate of $50 million in Preferred Stock and incurred $100 million in indebtedness in the form of Convertible Notes. As described under Item 5 "Recent Sales of Unregistered Securities," a portion of the Preferred Stock was sold to, and a portion of the Convertible Convertible Notes were made by, certain of our existing stockholders—Madison Dearborn Partners, Frontenac Company and Battery Ventures and/or certain of their respective affiliates.

        Covenants with Respect to the Preferred Stock.    The Purchase Agreement pursuant to which this new investment was made provided for a number of agreements between us and the investors. Among other things, the Purchase Agreement grants the investors preemptive rights to acquire a portion of any common stock issued by us in the future (subject to certain exceptions) and to give specified financial and business information to each investor and each other holder of common stock issued or issuable upon conversion of the Preferred Stock ("Investor Securities") that holds at least 15% of Investor Securities). Each investor agreed that, until the six-month anniversary of the closing date of the Recapitalization, it would not transfer, make any short sale, pledge, or otherwise dispose of, or enter into any hedging transaction that could result in a transfer of, or otherwise reduce its economic interest with respect to, any Investor Securities without the prior approval of our Board of Directors, other than (1) to its affiliates, (2) pursuant to a tender or exchange offer for our securities approved by our Board of Directors or (3) pursuant to a stock or cash merger or other business combination to which we are a party.

        In addition to the covenants contained in the Purchase Agreement, the terms of the Preferred Stock require that we obtain the consent of the holder of at least a majority of the Preferred Stock before we take certain actions, including, without limitation, the payment of dividends; the redemption of any of our capital stock; a merger or consolidation of the Company; a sale, lease or other disposal of, more than 25% of our consolidated assets; a liquidation, dissolution, recapitalization or other reorganization; or an amendment of our Certificate of Incorporation, the certificate of designation for the Preferred Stock or our by-laws. These voting rights will generally terminate on the date that the share has been registered pursuant to an effective registration statement filed with the SEC.

        Board of Directors.    The holders of Investor Securities shall have the right to designate two representatives for election to our Board of Directors. In connection with the Recapitalization, our Board of Directors increased the size of our Board of Directors by two directors and filled the vacancies with two designees of the Investors, who were Mr. Hayes and Mr. Finnegan. For so long as any Preferred Stock remains outstanding, at any subsequent Special Meeting of Stockholders at which the term of the Board representatives appointed to the Board of Directors by the holders of the Preferred Stock expires, the Board representatives designated by the holders of the Preferred Stock shall be elected by the affirmative vote of the holders of a majority of the issued and outstanding shares of Preferred Stock, voting separately as a class. The Board representative(s) elected by the holders of Preferred Stock shall not be divided into classes and shall be in addition to the maximum number of directors who may be elected by the holders of our common stock. At such time as no Preferred Stock remains issued and outstanding, the term of the Board representatives designated by the holders of Preferred Stock will expire automatically, and thereafter we have agreed to nominate the Board representative(s) designated by the holders of a majority of the Investor Securities then outstanding for election to the Board of Directors by the holders of common stock and solicit proxies from our stockholders in favor of the election of such Board representative(s). After such time as no Preferred Stock remains outstanding, the Board representatives selected by the holders of Investor Securities shall be divided into classes and shall be included in the maximum number of directors who may be elected by the holders of our common stock in accordance with the provisions of our by-laws.

        The right of holders of Investor Securities to designate a Board representative shall terminate at such time as the holders of Investor Securities cease to hold Investor Securities equal to at least 25% of the amount of Investor Securities initially issued to the Investors on the closing date of the Recapitalization. If the rights of the holders of Investor Securities, as the case may be, to designate a Board representative cease under the immediately preceding sentence, then (1) the Board of Directors may terminate the term of either Board representative by the affirmative vote of the Board of Directors (in which vote the Board representative whose term of office the Board of Directors seeks to terminate shall not participate) if such director was designated by a vote of the Preferred Stock voting separately or (2) we may use commercially reasonable efforts to effect the removal of such director if such director was elected by the holders of our common stock. So long as the holders of Preferred Stock retain the right to designate a Board representative, such director may be removed as provided in the preceding sentence, or, so long as the holders of Preferred Stock retain the right to designate a Board representative, by the holders of a majority of the Preferred Stock.

        Fees and Expenses.    In connection with the Recapitalization, we paid Madison Dearborn Partners $1,200,000, Frontenac $250,000 and Battery Ventures $50,000, as a commitment fee in connection with the closing and the out-of-pocket costs and expenses of the Investors related to the Recapitalization.

  Registration Agreement

        In connection with the Recapitalization, we entered into an amended and restated registration rights agreement with the investors and the holders of Notes who exchanges their Notes for common stock in connection with the Recapitalization. These holders of common stock will have the benefit of the following demand registration rights:

  •
  subject to minimum dollar amounts, MDP may demand two registrations on Form S-1 with respect to the stock held by it prior to the Recapitalization;

  •
  Frontenac and Battery Ventures may each demand one registration on Form S-1 with respect to the stock held by them prior to the Recapitalization;

  •
  the holders of 8% of all shares of common stock subject to the registration agreement prior to the Recapitalization may demand an unlimited number of registrations on Form S-2 or Form S-3 (stockholders with registratoon rights prior to the Recapitalization included, among others, Mr. Taylor, Madison Dearborn Partners, Frontenac Company and Battery Ventures);

  •
  the holders of a majority of the common stock issued upon conversion of the Preferred Stock and the Convertible Notes may request two registrations on Form S-1 and an unlimited number of registrations on Form S-2 and Form S-3; and

  •
  the holders of the Preferred Stock may, at any time after the first anniversary of the Closing Date, request one demand registration on either Form S-1, S-2 or S-3, which may be a shelf registration statement, if available.

        In addition, these stockholders will have unlimited "piggyback" registration rights under which they will have the right to request that we register their shares of common stock whenever we register any of our securities under the Securities Act and the registration form to be used may be used for the registration of their shares of common stock. These piggyback registration rights will not, however, be available if the piggyback registration is in connection with an underwritten registration and the managing underwriter concludes that including shares of common stock owned by holders of "piggyback" registration rights would have an adverse impact on the marketing of the securities to be sold in the underwritten offering; or for registrations undertaken because of a demand registration.

Registration Rights

        Focal has granted registration rights to some holders of its common stock. These holders of common stock have the benefit of the following demand registration:

  •
  Subject to minimum dollar amounts, Madison Dearborn may demand two registrations on Form S-1

  •
  Frontenac and Battery may each demand one registration on Form S-1

  •
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

  •
  If the piggyback registration is in connection with an underwritten registration and the managing underwriter concludes that including shares of common stock owned by holders of "piggyback" registration rights would have an adverse impact on the marketing of the securities to be sold in the underwritten offering

  •
  For registrations undertaken because of a demand registration

Some of Our Directors are also Directors of our Competitors

        Some of our directors, who serve as representatives of the Institutional Investors, also serve on the boards of directors of companies with which we may compete or enter into agreements. Specifically, Mr. Crawford, Mr. Frisbie and Mr. Perry are directors of Allegiance Telecom, a Dallas-based CLEC. Allegiance Telecom is one of our competitors. See "Directors and Executive Officers of the Registrant—Potential Conflicts of Interest of Some of Our Directors."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)    Financial Statements

          The consolidated financial statements of Focal Communications Corporation and Subsidiaries for the year ended December 31, 2001, together with the Report of Independent Public Accountants, are set forth on pages F-1 through F-24 of this report. The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the report.

  (2)
  Financial Statement Schedules

          The following are included in Part IV of this report for each of the years ended December 31, 1999, 2000 and 2001 as applicable:

Report of Independent Public Accountants	F-25
Schedule II—Valuation and Qualifying Accounts	F-26

            Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto, included in this report.

  (3)(a)    Reports on Form 8-K

  During the last quarter of the period covered by this Report, we filed:

    (i)
    a Current Report on Form 8-K, filed on September 27, 2001, reporting the execution of a Joinder Agreement and Amendment No. 1 to the Purchase Agreement relating to the Recapitalization.

    (ii)
    a Current Report on Form 8-K, filed on October 29, 2001, reporting the completion of the Recapitalization and filing the agreements executed in connection therewith.

  (b)
  The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index below:

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation, as amended. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)
3.2	Certificate of Amendment of Restated Certificate of Incorporation.*
3.3	Certificate of Designation of Series A Redeemable Voting Convertible Preferred Stock. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)
3.4	Form of Amended and Restated By-Laws. (Incorporated by reference to Exhibit No. 3.5 of the S-1)
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
4.3
First Supplemental Indenture, dated as of October 26, 2001 between the Company and BNY Midwest Trust Company, as Trustee providing for the issuance of the Company's 12.125% Senior Discount Notes due 2008. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)
4.4
Stock Purchase Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated November 27, 1996. (Incorporated by reference to Exhibit No. 4.5 of the 1998 S-4)
4.5
Amendment No. 1 to Stock Purchase Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated January 23, 1998. (Incorporated by reference to Exhibit No. 4.6 of the 1998 S-4)
4.6
Amendment No. 2 to Stock Purchase Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.8 of Focal's Quarterly Report on Form 10-Q for the period ending September 30, 1998, originally filed with the Securities and Exchange Commission on November 16, 1998 (the "3rd Quarter 1998 10-Q"))
4.7
Vesting Agreement with Madison Dearborn Capital Partners, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of November 27, 1996. (Incorporated by reference to Exhibit No. 4.1 of the 3rd Quarter 1998 10-Q)
4.8
Vesting Agreement with Frontenac VI, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of November 27, 1996. (Incorporated by reference to Exhibit No. 4.2 of the 3rd Quarter 1998 10-Q)
4.9
Vesting Agreement with Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of November 27, 1996. (Incorporated by reference to Exhibit No. 4.3 of the 3rd Quarter 1998 10-Q)
4.10
Amendment No. 1 to Vesting Agreement and Consent with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.4 of the 3rd Quarter 1998 10-Q)
4.11
Amendment No. 1 to Vesting Agreement and Consent with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.5 of the 3rd Quarter 1998 10-Q)
4.12
Amendment No. 1 to Vesting Agreement and Consent with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.6 of the 3rd Quarter 1998 10-Q)
4.13
Form of Restricted Stock Agreement with each of Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of September 30, 1998 (Incorporated by reference to Exhibit No. 4.7 of the 3rd Quarter 1998 10-Q)

4.14
Stockholders Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated November 27, 1996. (Incorporated by reference to Exhibit No. 4.11 of the 1998 S-4)
4.15
Amendment No. 1 to Stockholders Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of July 7, 1998. (Incorporated by reference to Exhibit No. 4.9 of the 3rd Quarter 1998 10-Q)
4.16
Amendment No. 2 to Stockholders Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.10 of the 3rd Quarter 1998 10-Q)
4.17
Amendment No. 3 to Stockholders Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated February 16, 1999. (Incorporated by reference to Exhibit 4.16 of Focal's Annual Report on Form 10-K for the year ended December 31, 1999, originally filed with the Securities and Exchange Commission on March 31, 1999 (the "1998 10-K"))
4.18
Amendment No. 4 to Stockholders Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated May 21, 1999. (Incorporated by reference to Exhibit No. 4.27 of the S-1)
4.19	Executive Stock Agreement and Employment Agreement with John R. Barnicle, dated November 27, 1996. (Incorporated by reference to Exhibit No. 4.13 of the 1998 S-4)†
4.20	Executive Stock Agreement and Employment Agreement with Robert C. Taylor, Jr., dated November 27, 1996. (Incorporated by reference to Exhibit No. 4.15 of the 1998 S-4)†
4.21	Amendment No. 1 to Executive Employment Agreement and Consent with John R. Barnicle, dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.12 of the 3rd Quarter 1998 10-Q)†
4.22	Amendment No. 1 to Executive Employment Agreement and Consent with Robert C. Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.14 of the 3rd Quarter 1998 10-Q)†
4.23
First Amended and Restated Registration Agreement, dated as of October 26, 2001, by and among the Company, the Persons listed on the Schedule of Original Institutional Investors attached thereto, the Persons listed on the Schedule of New Institutional Investors attached thereto, the Persons listed on the Schedule of Exchanging Bondholders attached thereto, and the Persons listed on the Schedule of Executive Investors attached thereto. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)
4.24
Restricted Shares Agreement with Michael L. Mael, effective as of January 31, 2000. (Incorporated by reference to Exhibit No. 4.1 of Focal's Quarterly Report on Form 10-Q for the period ending March 31, 2000, originally filed with the Securities and Exchange Commission on May 12, 2000 (the "1st Quarter 2000 10-Q"))†

4.25
Indenture with Harris Trust and Savings Bank, dated January 12, 2000. (Incorporated by reference to Exhibit No. 4.28 of Focal's Registration Statement on Form S-4, originally filed with the Securities and Exchange Commission on April 10, 2000, as amended (Registration No. 333-34480) (the "2000 S-4"))
4.26	Form of 11 7/8% Senior Notes due January 15, 2010, Series B (CUSIP No. 344155AE6). (Incorporated by reference to Exhibit No. 4.34 of the 2000 S-4)
4.27
First Supplemental Indenture, dated as of October 26, 2001 between the Company and BNY Midwest Trust Company, as Trustee providing for the issuance of the Company's 11.875% Senior Notes due 2010. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)
4.28
Tag Along Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Robert C. Taylor, Jr., Mistral Partners, L.P., John R. Barnicle, JRB Partners, L.P., Joseph A. Beatty, and Coventry Court Partners, L.P. (Incorporated by reference to Exhibit 4.3 of the 3rd Quarter 2000 10-Q)
4.29
Preferred Stock Purchase and Loan Commitment Agreement, dated August 9, 2001 (the "Purchase Agreement"), by and among Focal Communications Corporation, Madison Dearborn Capital Partners IV, L.P., Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership and Battery Ventures III, L.P. (Incorporated by reference to Focal's Current Report on Form 8-K filed on August 29, 2001)
4.30
Joinder Agreement and Amendment No. 1, dated September 21, 2001, among the Company, Madison Dearborn Capital Partners IV, L.P., Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership, Battery Ventures III, L.P., Battery Ventures, VI, L.P., Battery Investment Partners VI, LLC, Great Hill Equity Partners Limited Partnership, Great Hill Investors, LLC, Great Hill Equity Partners II Limited and Great Hill Affiliate Partners II Limited Partnership. (Incorporated by reference to Focal's Current Report on Form 8-K filed on September 27, 2001)
4.31
Amendment No. 2 to the Preferred Stock Purchase and Loan Commitment Agreement, dated as of October 11, 2001, by and among the Company, Madison Dearborn Capital Partners IV, L.P., Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership, Battery Ventures III, L.P., Battery Ventures VI, L.P., Battery Investment Partners VI, LLC, Great Hill Equity Partners Limited Partnership, Great Hill Investors, LLC, Great Hill Equity Partners II Limited Partnership and Great Hill Affiliate Partners II Limited Partnership. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)
4.32
Warrant Agreement by and between Focal and Computershare Trust Company of New York, as Warrant Agent, dated as of October 26, 2001. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)
4.33
Conversion Agreement, dated as of October 26, 2001, by and among the Company, Madison Dearborn Capital Partners IV, L.P., Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership, Battery Ventures III, L.P., Battery Ventures VI, L.P., Battery Investment Partners VI, LLC, Great Hill Equity Partners Limited Partnership, Great Hill Investors, LLC, Great Hill Equity Partners II Limited Partnership, Great Hill Affiliate Partners II Limited Partnership and Randolph Street Partners III. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)

10.1	Executive Employment Agreement with Michael L. Mael, dated as of January 8, 2000. (Incorporated by reference to Exhibit No. 10.1 of the 1st Quarter 2000 10-Q)†
10.2
Amended and Restated Credit and Guaranty Agreement, dated as of October 26, 2001, by and among the Company, Focal Financial Services, Inc., certain subsidiaries of the Company as identified therein, Goldman Sachs Credit Partners L.P., Salomon Smith Barney Inc., Citibank, N.A. and Bank of America N.A. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)
10.3
Master Pledge and Security Agreement, dated as of October 26, 2001, by and among the Company, certain subsidiaries of the Company as identified therein and Citicorp USA, Inc., as collateral agent. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)
10.4	Network Products Purchase Agreement with Northern Telecom Inc., dated January 21, 1997. (Incorporated by reference to Exhibit No. 10.5 of the 1998 S-4)
10.5	Amendments No. 1 and No. 2 to Network Products Purchase Agreement with Northern Telecom Inc., both dated March 6, 1998. (Incorporated by reference to Exhibit No. 10.6 of the 1998 S-4)
10.6
Amendment No. 3 to Network Products Purchase Agreement with Northern Telecom Inc., dated March 25, 1999. (Incorporated by reference to Exhibit No. 10.7 to Focal's Quarterly Report on Form 10-Q for the period ended March 31, 1999, originally filed with the Securities and Exchange Commission on May 6, 1999, as amended)
10.7	Loan and Security Agreement with NTFC Capital Corporation dated December 30, 1998. (Incorporated by reference to Exhibit No. 10.17 of the 1998 10-K)
10.8	Amendment No. 1 to Loan and Security Agreement with NTFC Capital Corporation dated as of April 15, 1999. (Incorporated by reference to Exhibit No. 10.25 of the S-1)
10.9
Second Amendment to Loan and Security Agreement with NTFC Capital Corporation, dated as of November 30, 2000. (Incorporated by reference to Exhibit 10.8 to Focal's Annual Report on Form 10-K for the year ended December 31, 2000)
10.10	Employment Agreement with Renee M. Martin, dated March 20, 1998. (Incorporated by reference to Exhibit No. 10.16 of the 1998 S-4)†
10.11	Amendment No. 1 to Executive Employment Agreement with Renee M. Martin, dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 10.10 of the 3rd Quarter 1998 10-Q)†
10.12	1997 Nonqualified Stock Option Plan, amended and restated as of August 21, 1998. (Incorporated by reference to Exhibit No. 10.7 of the 3rd Quarter 1998 10-Q)†
10.13	Amendment to 1997 Nonqualified Stock Option Plan (amended and restated as of August 21, 1998), dated as of May 21, 1999. (Incorporated by reference to Exhibit No. 10.58 of the S-1)†
10.14	Form of Amended and Restated Stock Option Agreement. (Incorporated by reference to Exhibit No. 10.33 of the 1998 10-K)†
10.15
Amended and Restated 1998 Equity and Performance Incentive Plan. (Incorporated by reference to Exhibit No. 4.39 of Focal's Registration Statement on Form S-8, originally filed with the Securities and Exchange Commission on September 22, 2000)†

10.16	Form of Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit No. 4.1 of the 3rd Quarter 2000 10-Q)†
10.17	1998 Equity Plan for Non-Employee Directors. (Incorporated by reference to Exhibit No. 10.9 of the 3rd Quarter 1998 10-Q)†
10.18	Agreement for Sale of Real Property between Focal Communications Corporation and United Air Lines, Inc. dated August 13, 1998. (Incorporated by reference to Exhibit No. 10.36 of the 1998 10-K)
10.19	IRU Agreement dated April 28, 1999, by and between Focal Financial Services, Inc. and Level 3 Communications, LLC. (Incorporated by reference to Exhibit No. 10. 55 of the S-1)*
10.20	Private Line Service Agreement, dated May 4, 1999, by and between Focal Communications Corporation and WorldCom Technologies, Inc. (Incorporated by reference to Exhibit No. 10.56 of the S-1)*
10.21
Fiber Optic Network leased Fiber Agreement between Metromedia Fiber Network Services, Inc. and Focal Financial Services, Inc., dated as of May 24, 1999. (Incorporated by reference to Exhibit No. 10.57 of the S-1)*
10.22
2000 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit No. 4.39 of Focal's Registration Statement on Form S-8 (ESPP), originally filed with the Securities and Exchange Commission on September 21, 2000 (the "ESPP S-8"))
10.23	Form of Stock Purchase Agreement. (Incorporated by reference to Exhibit No. 4.40 of the
ESPP S-8)

10.24
401(k) Profit Sharing Plan. (Incorporated by reference to Exhibit 4.39 of Focal's Registration Statement on Form S-8 (401(k) Profit Sharing Plan), originally filed with the Securities and Exchange Commission on September 21, 2000)
10.25	Letter Agreement, dated March 15, 2002, between Focal and Anthony J. Leggio.†*
21.1	Subsidiaries of Focal.*
23.1	Consent of Arthur Andersen LLP
99.1	Letter from Focal Communications Corporation to the Securities and Exchange Commission, Dated March 25, 2002 Regarding Auditor's Report of Arthur Andersen LLP*

*
Filed herewith

**
Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

†
Management contract or compensatory plan.

        (b)  Reports on Form 8-K.

  During the last quarter of the period covered by this Report, we filed:

            (i)  a Current Report on Form 8-K, filed on September 27, 2001, reporting the execution of a Joinder Agreement and Amendment No. 1 to the Purchase Agreement relating to the Recapitalization.

        (ii) a Current Report on Form 8-K, filed on October 29, 2001, reporting the completion of the Recapitalization and filing the agreements executed in connection therewith.

        (c)  Financial Statement Schedules. The financial statement schedules filed as part of this Annual Report on Form 10-K are as specified in item 14(a)(2) herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized on this 27th day of March, 2002.

FOCAL COMMUNICATIONS CORPORATION
By:	/s/ ROBERT C. TAYLOR, JR. Robert C. Taylor, Jr. Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each Director whose signature appears below authorizes and appoints M. Jay Sinder, Lewis Shender and Renee M. Martin, or any of them, as his attorney-in-fact to sign and file on his behalf any and all amendments to this report.

Signature	Title	Date

/s/ ROBERT C. TAYLOR, JR. Robert C. Taylor, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2002
/s/ JOHN R. BARNICLE John R. Barnicle	President, Chief Operating Officer, and Director	March 27, 2002
/s/ M. JAY SINDER M. Jay Sinder	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 27, 2002
/s/ JOHN A. EDWARDSON John A. Edwardson	Director	March 27, 2002
/s/ ANDREW E. SINWELL Andrew E. Sinwell	Director	March 27, 2002
/s/ RICHARD FRISBIE Richard Frisbie	Director	March 27, 2002
/s/ JAMES N. PERRY, JR. James N. Perry, Jr.	Director	March 27, 2002

/s/ PAUL G. YOVOVICH Paul G. Yovovich	Director	March 27, 2002
/s/ KATHLEEN A. PERONE Kathleen A. Perone	Director	March 27, 2002
/s/ JAMES E. CRAWFORD III James E. Crawford III	Director	March 27, 2002
/s/ PAUL J. FINNEGAN Paul J. Finnegan	Director	March 27, 2002
/s/ JOHN G. HAYES John G. Hayes	Director	March 27, 2002

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Location
3.1	Restated Certificate of Incorporation, as amended. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)	Incorporated by reference
3.2	Certificate of Amendment Restated Certificate of Incorporation.	Filed Herewith
3.3	Certificate of Designation of Series A Redeemable Voting Convertible Preferred Stock. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)	Incorporated by reference
3.4	Form of Amended and Restated By-Laws. (Incorporated by reference to Exhibit No. 3.5 of the S-1)	Incorporated by reference
4.1
	Indenture with Harris Trust and Savings Bank, dated February 18, 1998. (Incorporated by reference to Exhibit No. 4.1 of Focal's Registration Statement on Form S-4, originally filed with the Securities and Exchange Commission on August 13, 1998 (Registration No. 333-49397) (the "1998 S-4"))	Incorporated by reference
4.2	Initial Global 12.125% Senior Discount Note Due February 15, 2008, dated February 18, 1998. (Incorporated by reference to Exhibit No. 4.2 of the 1998 S-4)	Incorporated by reference
4.3
First Supplemental Indenture, dated as of October 26, 2001 between the Company and BNY Midwest Trust Company, as Trustee providing for the issuance of the Company's 12.125% Senior Discount Notes due 2008. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)
4.4
	Stock Purchase Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated November 27, 1996. (Incorporated by reference to Exhibit No. 4.5 of the 1998 S-4)	Incorporated by reference
4.5
	Amendment No. 1 to Stock Purchase Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated January 23, 1998. (Incorporated by reference to Exhibit No. 4.6 of the 1998 S-4)	Incorporated by reference
4.6
	Amendment No. 2 to Stock Purchase Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.8 of Focal's Quarterly Report on Form 10-Q for the period ending September 30, 1998, originally filed with the Securities and Exchange Commission on November 16, 1998 (the "3rd Quarter 1998 10-Q"))	Incorporated by reference

4.7
	Vesting Agreement with Madison Dearborn Capital Partners, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of November 27, 1996. (Incorporated by reference to Exhibit No. 4.1 of the 3rd Quarter 1998 10-Q)	Incorporated by reference
4.8
	Vesting Agreement with Frontenac VI, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of November 27, 1996. (Incorporated by reference to Exhibit No. 4.2 of the 3rd Quarter 1998 10-Q)	Incorporated by reference
4.9
	Vesting Agreement with Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of November 27, 1996. (Incorporated by reference to Exhibit No. 4.3 of the 3rd Quarter 1998 10-Q)	Incorporated by reference
4.10
	Amendment No. 1 to Vesting Agreement and Consent with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.4 of the 3rd Quarter 1998 10-Q)	Incorporated by reference
4.11
	Amendment No. 1 to Vesting Agreement and Consent with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.5 of the 3rd Quarter 1998 10-Q)	Incorporated by reference
4.12
	Amendment No. 1 to Vesting Agreement and Consent with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.6 of the 3rd Quarter 1998 10-Q)	Incorporated by reference
4.13
	Form of Restricted Stock Agreement with each of Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of September 30, 1998 (Incorporated by reference to Exhibit No. 4.7 of the 3rd Quarter 1998 10-Q)	Incorporated by reference
4.14
	Stockholders Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated November 27, 1996. (Incorporated by reference to Exhibit No. 4.11 of the 1998 S-4)	Incorporated by reference
4.15
	Amendment No. 1 to Stockholders Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of July 7, 1998. (Incorporated by reference to Exhibit No. 4.9 of the 3rd Quarter 1998 10-Q)	Incorporated by reference

4.16
	Amendment No. 2 to Stockholders Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.10 of the 3rd Quarter 1998 10-Q)	Incorporated by reference
4.17
	Amendment No. 3 to Stockholders Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated February 16, 1999. (Incorporated by reference to Exhibit 4.16 of Focal's Annual Report on Form 10-K for the year ended December 31, 1999, originally filed with the Securities and Exchange Commission on March 31, 1999 (the "1998 10-K"))	Incorporated by reference
4.18
	Amendment No. 4 to Stockholders Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated May 21, 1999. (Incorporated by reference to Exhibit No. 4.27 of the S-1)	Incorporated by reference
4.19	Executive Stock Agreement and Employment Agreement with John R. Barnicle, dated November 27, 1996. (Incorporated by reference to Exhibit No. 4.13 of the 1998 S-4)†	Incorporated by reference
4.20	Executive Stock Agreement and Employment Agreement with Robert C. Taylor, Jr., dated November 27, 1996. (Incorporated by reference to Exhibit No. 4.15 of the 1998 S-4)†	Incorporated by reference
4.21	Amendment No. 1 to Executive Employment Agreement and Consent with John R. Barnicle, dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.12 of the 3rd Quarter 1998 10-Q)†	Incorporated by reference
4.22	Amendment No. 1 to Executive Employment Agreement and Consent with Robert C. Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.14 of the 3rd Quarter 1998 10-Q)†
4.23
	First Amended and Restated Registration Agreement, dated as of October 26, 2001, by and among the Company, the Persons listed on the Schedule of Original Institutional Investors attached thereto, the Persons listed on the Schedule of New Institutional Investors attached thereto, the Persons listed on the Schedule of Exchanging Bondholders attached thereto, and the Persons listed on the Schedule of Executive Investors attached thereto. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)	Incorporated by reference

4.24
	Restricted Shares Agreement with Michael L. Mael, effective as of January 31, 2000. (Incorporated by reference to Exhibit No. 4.1 of Focal's Quarterly Report on Form 10-Q for the period ending March 31, 2000, originally filed with the Securities and Exchange Commission on May 12, 2000 (the "1st Quarter 2000 10-Q"))†	Incorporated by reference
4.25
	Indenture with Harris Trust and Savings Bank, dated January 12, 2000. (Incorporated by reference to Exhibit No. 4.28 of Focal's Registration Statement on Form S-4, originally filed with the Securities and Exchange Commission on April 10, 2000, as amended (Registration No. 333-34480) (the "2000 S-4"))	Incorporated by reference
4.26	Form of 11 7/8% Senior Note due January 15, 2010, Series B (CUSIP No. 344155AE6). (Incorporated by reference to Exhibit No. 4.34 of the 2000 S-4)	Incorporated by reference
4.27
	First Supplemental Indenture, dated as of October 26, 2001 between the Company and BNY Midwest Trust Company, as Trustee providing for the issuance of the Company's 11.875% Senior Notes due 2010. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)	Incorporated by reference
4.28
	Tag Along Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Robert C. Taylor, Jr., Mistral Partners, L.P., John R. Barnicle, JRB Partners, L.P., Joseph A. Beatty, and Coventry Court Partners, L.P. (Incorporated by reference to Exhibit 4.3 of the 3rd Quarter 2000 10-Q)	Incorporated by reference
4.29
	Preferred Stock Purchase and Loan Commitment Agreement, dated August 9, 2001 (the "Purchase Agreement"), by and among Focal Communications Corporation, Madison Dearborn Capital Partners IV, L.P., Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership and Battery Ventures III, L.P. (Incorporated by reference to Focal's Current Report on Form 8-K filed on August 29, 2001)	Incorporated by reference
4.30
	Joinder Agreement and Amendment No. 1, dated September 21, 2001, among the Company, Madison Dearborn Capital Partners IV, L.P., Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership, Battery Ventures III, L.P., Battery Ventures, VI, L.P., Battery Investment Partners VI, LLC, Great Hill Equity Partners Limited Partnership, Great Hill Investors, LLC, Great Hill Equity Partners II Limited and Great Hill Affiliate Partners II Limited Partnership. (Incorporated by reference to Focal's Current Report on Form 8-K filed on September 27, 2001)	Incorporated by reference

4.31
	Amendment No. 2 to the Preferred Stock Purchase and Loan Commitment Agreement, dated as of October 11, 2001, by and among the Company, Madison Dearborn Capital Partners IV, L.P., Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership, Battery Ventures III, L.P., Battery Ventures VI, L.P., Battery Investment Partners VI, LLC, Great Hill Equity Partners Limited Partnership, Great Hill Investors, LLC, Great Hill Equity Partners II Limited Partnership and Great Hill Affiliate Partners II Limited Partnership. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)	Incorporated by reference
4.32
	Warrant Agreement by and between Focal and Computershare Trust Company of New York, as Warrant Agent, dated as of October 26, 2001. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)	Incorporated by reference
4.33
	Conversion Agreement, dated as of October 26, 2001, by and among the Company, Madison Dearborn Capital Partners IV, L.P., Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership, Battery Ventures III, L.P., Battery Ventures VI, L.P., Battery Investment Partners VI, LLC, Great Hill Equity Partners Limited Partnership, Great Hill Investors, LLC, Great Hill Equity Partners II Limited Partnership, Great Hill Affiliate Partners II Limited Partnership and Randolph Street Partners III. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)	Incorporated by reference
10.1	Executive Employment Agreement with Michael L. Mael, dated as of January 8, 2000. (Incorporated by reference to Exhibit No. 10.1 of the 1st Quarter 2000 10-Q)	Incorporated by reference
10.2
	Amended and Restated Credit and Guaranty Agreement, dated as of October 26, 2001, by and among the Company, Focal Financial Services, Inc., certain subsidiaries of the Company as identified therein, Goldman Sachs Credit Partners L.P., Salomon Smith Barney Inc., Citibank, N.A. and Bank of America N.A. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)	Incorporated by reference
10.3
	Master Pledge and Security Agreement, dated as of October 26, 2001, by and among the Company, certain subsidiaries of the Company as identified therein and Citicorp USA, Inc., as collateral agent. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)	Incorporated by reference
10.4	Network Products Purchase Agreement with Northern Telecom Inc., dated January 21, 1997. (Incorporated by reference to Exhibit No. 10.5 of the 1998 S-4)	Incorporated by reference

10.5	Amendments No. 1 and No. 2 to Network Products Purchase Agreement with Northern Telecom Inc., both dated March 6, 1998. (Incorporated by reference to Exhibit No. 10.6 of the 1998 S-4)*	Incorporated by reference
10.6
	Amendment No. 3 to Network Products Purchase Agreement with Northern Telecom Inc., dated March 25, 1999. (Incorporated by reference to Exhibit No. 10.7 to Focal's Quarterly Report on Form 10-Q for the period ended March 31, 1999, originally filed with the Securities and Exchange Commission on May 6, 1999, as amended)*	Incorporated by reference
10.7	Loan and Security Agreement with NTFC Capital Corporation dated December 30, 1998. (Incorporated by reference to Exhibit No. 10.17 of the 1998 10-K).*	Incorporated by reference
10.8	Amendment No. 1 to Loan and Security Agreement with NTFC Capital Corporation dated as of April 15, 1999. (Incorporated by reference to Exhibit No. 10.25 of the S-1)	Incorporated by reference
10.9	Second Amendment to Loan and Security Agreement with NTFC Capital Corporation, dated as of November 30, 2000.*	Incorporated by reference
10.10	Employment Agreement with Renee M. Martin, dated March 20, 1998. (Incorporated by reference to Exhibit No. 10.16 of the 1998 S-4)†	Incorporated by reference
10.11	Amendment No. 1 to Executive Employment Agreement with Renee M. Martin, dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 10.10 of the 3rd Quarter 1998 10-Q)†	Incorporated by reference
10.12	1997 Nonqualified Stock Option Plan, amended and restated as of August 21, 1998. (Incorporated by reference to Exhibit No. 10.7 of the 3rd Quarter 1998 10-Q)†	Incorporated by reference
10.13	Amendment to 1997 Nonqualified Stock Option Plan (amended and restated as of August 21, 1998), dated as of May 21, 1999. (Incorporated by reference to Exhibit No. 10.58 of the S-1)†	Incorporated by reference
10.14	Form of Amended and Restated Stock Option Agreement. (Incorporated by reference to Exhibit No. 10.33 of the 1998 10-K)†	Incorporated by reference
10.15
	Amended and Restated 1998 Equity and Performance Incentive Plan. (Incorporated by reference to Exhibit No. 4.39 of Focal's Registration Statement on Form S-8, originally filed with the Securities and Exchange Commission on September 22, 2000)†	Incorporated by reference
10.16	Form of Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit No. 4.1 of the 3rd Quarter 2000 10-Q)†	Incorporated by reference
10.17	1998 Equity Plan for Non-Employee Directors. (Incorporated by reference to Exhibit No. 10.9 of the 3rd Quarter 1998 10-Q)†	Incorporated by reference

10.18	Agreement for Sale of Real Property between Focal Communications Corporation and United Air Lines, Inc. dated August 13, 1998. (Incorporated by reference to Exhibit No. 10.36 of the 1998 10-K)	Incorporated by reference
10.19	IRU Agreement dated April 28, 1999, by and between Focal Financial Services, Inc. and Level 3 Communications, LLC. (Incorporated by reference to Exhibit No. 10.55 of the S-1)*	Incorporated by reference
10.20	Private Line Service Agreement, dated May 4, 1999, by and between Focal Communications Corporation and WorldCom Technologies, Inc. (Incorporated by reference to Exhibit No. 10.56 of the S-1)*	Incorporated by reference
10.21
	Fiber Optic Network leased Fiber Agreement between Metromedia Fiber Network Services, Inc. and Focal Financial Services, Inc., dated as of May 24, 1999. (Incorporated by reference to Exhibit No. 10.57 of the S-1)*	Incorporated by reference
10.22
	2000 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit No. 4.39 of Focal's Registration Statement on Form S-8 (ESPP), originally filed with the Securities and Exchange Commission on September 21, 2000 (the "ESPP S-8"))	Incorporated by reference
10.23	Form of Stock Purchase Agreement. (Incorporated by reference to Exhibit No. 4.40 of the ESPP S-8)	Incorporated by reference
10.24
	401(k) Profit Sharing Plan. (Incorporated by reference to Exhibit 4.39 of Focal's Registration Statement on Form S-8 (401(k) Profit Sharing Plan), originally filed with the Securities and Exchange Commission on September 21, 2000)	Incorporated by reference
10.25	Letter Agreement, dated March 15, 2002, between Focal and Anthony J. Leggio.	Filed herewith
21.1	Subsidiaries of Focal.	Filed herewith
23.1	Consent of Arthur Andersen LLP	Filed herewith
99.1	Letter from Focal Communications Corporation to the Securities and Exchange Commission, Dated March 25, 2002 Regarding Auditor's Report of Arthur Andersen LLP	Filed herewith

**
Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

†
Management contract or compensatory plan.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Focal Communications Corporation:

        We have audited the accompanying consolidated balance sheets of FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES (a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Focal Communications Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 31, 2002 (except with respect to the matter
discussed in Note 16, as to which
the date is March 11, 2002)

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2001 and 2000

(Dollars in thousands, except share amounts)

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$129,299	$171,417
Short-term investments	—	10,320
Accounts receivable, net of allowance for doubtful accounts of $9,000 and $9,600 at December 31, 2001 and 2000, respectively	89,481	46,823
Other current assets	24,409	21,069

Total current assets	243,189	249,629

Property, plant and equipment, at cost	644,954	536,355
Less—accumulated depreciation	(181,259)	(85,083)

Property, plant and equipment, net	463,695	451,272

Other noncurrent assets	21,514	22,784

	$728,398	$723,685

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,667	$99,909
Accrued liabilities	23,976	28,730
Current maturities of long-term debt	10,635	9,909

Total current liabilities	93,278	138,548

Long-term debt, net of current maturities	354,958	534,841

Other noncurrent liabilities	9,488	5,507

Convertible notes	101,447	—

Class A redeemable convertible preferred stock, net	46,346	—

Stockholders' equity:
Common Stock, $.01 par value; 250,000,000 shares authorized; 4,899,204 and 1,755,846 shares issued and outstanding at December 31, 2001 and 2000, respectively	49	18
Additional paid-in capital	288,419	185,550
Deferred compensation	(805)	(1,186)
Accumulated deficit	(164,782)	(139,593)

Total stockholders' equity	122,881	44,789

	$728,398	$723,685

The accompanying notes are an integral part of these consolidated financial statements.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Years Ended December 31, 2001

(Dollars in thousands, except share amounts)

	2001	2000	1999
REVENUE:
Enterprise revenue	$154,877	$75,152	$30,005
Internet service provider revenue.	177,508	158,968	96,856

Total revenue.	332,385	234,120	126,861

EXPENSES:
Network expenses	158,157	89,741	29,941
Selling, general and administrative	181,330	155,498	73,455
Depreciation and amortization	100,350	56,985	23,763
Non-cash compensation expense	7,047	6,360	7,186
Restructuring costs	26,498	—	—

Total operating expenses	473,382	308,584	134,345

OPERATING LOSS	(140,997)	(74,464)	(7,484)

OTHER INCOME (EXPENSE):
Interest income	3,579	20,339	7,946
Interest expense	(57,771)	(56,179)	(21,639)
Other income (expense)	—	242	(609)

Total other expense	(54,192)	(35,598)	(14,302)

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY GAIN	(195,189)	(110,062)	(21,786)
BENEFIT (PROVISION) FOR INCOME TAXES	(358)	4,205	(600)

NET LOSS BEFORE EXTRAORDINARY GAIN	(195,547)	(105,857)	(22,386)
EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT, NET OF TAX	170,358	—	—

NET LOSS	$(25,189)	$(105,857)	$(22,386)
ACCRETION OF PAYMENT-IN-KIND DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(795)	—	—

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(25,984)	$(105,857)	$(22,386)

BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK:
Loss from Continuing Operations	$(84.70)	$(61.28)	$(15.65)
Extraordinary Gain	73.49	—	—

Basic and Diluted Net Loss per Share	$(11.21)	$(61.28)	$(15.65)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (AFTER GIVING RETROACTIVE EFFECT TO THE REVERSE STOCK SPLIT)	2,318,207	1,727,321	1,430,466

The accompanying notes are an integral part of these consolidated financial statements.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Years Ended December 31, 2001

(Dollars in thousands, except common shares)

	Common Shares	Amount	Additional paid-in Capital	Deferred Compensation	Accumulated Deficit	Total
BALANCE, December 31, 1998	1,391,057	$14	$35,400	$(4,736)	$(11,350)	$19,328
Issuance of Common Stock	331,214	3	137,490	—	—	137,493
Stock options exercised	13,414	—	866	—	—	866
Non-cash compensation	—	—	4,369	—	—	4,369
Amortization of deferred compensation	—	—	—	2,817	—	2,817
Net loss	—	—	—	—	(22,386)	(22,386)

BALANCE, December 31, 1999	1,735,685	17	178,125	(1,919)	(33,736)	142,487
Issuance of Common Stock	4,286	—	2	—	—	2
Cancellation of Common Stock	(5,000)	—	(2)	—	—	(2)
Stock options exercised	20,875	1	1,798	—	—	1,799
Non-cash compensation	—	—	5,627	—	—	5,627
Amortization of deferred compensation	—	—	—	733	—	733
Net loss	—	—	—	—	(105,857)	(105,857)

BALANCE, December 31, 2000	1,755,846	18	185,550	(1,186)	(139,593)	44,789
Issuance of Common Stock	3,143,630	31	96,677	—	—	96,708
Cancellation of Common Stock	(3,929)	—	(1)	—	—	(1)
Stock options exercised	3,657	—	322	—	—	322
Non-cash compensation	—	—	6,666	—	—	6,666
Amortization of deferred compensation	—	—	—	381	—	381
Accretion of PIK dividends on convertible preferred stock	—	—	(795)	—	—	(795)
Net loss	—	—	—	—	(25,189)	(25,189)

BALANCE, December 31, 2001	4,899,204	$49	$288,419	$(805)	$(164,782)	$122,881

The accompanying notes are an integral part of these consolidated financial statements.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Years Ended December 31, 2001

(Dollars in thousands, except share amounts)

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,189)	$(105,857)	$(22,386)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	100,350	56,985	23,763
Non-cash compensation expense	7,047	6,360	7,186
Amortization of discount on senior notes	23,596	23,487	20,713
Extraordinary gain on extinguishment of debt, net of tax	(170,358)	—	—
Unpaid portion of restructuring charge	2,148	—	—
Loss on abandonment of fixed assets	14,425	—	609
Gain on sale of investment affiliate	—	(199)	—
Other	730	2,275	1,077
Changes in operating assets and liabilities:
Accounts receivable	(42,658)	(19,576)	(17,455)
Other current assets	(3,806)	(16,526)	(3,699)
Accounts payable and accrued liabilities	(48,702)	105,755	8,522
Other non-current assets and liabilities, net	8,153	(508)	219

Net cash (used in) provided by operating activities	(134,264)	52,196	18,549

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(122,131)	(309,617)	(128,550)
Change in short-term investments	10,320	(320)	(2,040)

Net cash used in investing activities	(111,811)	(309,937)	(130,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Notes	(4,859)	—	—
Proceeds from issuance of long-term debt	81,000	273,020	31,768
Proceeds from issuance of convertible note	100,000	—	—
Proceeds from issuance of redeemable convertible preferred stock	50,000	—	—
Debt and preferred stock issuance costs	(13,347)	(14,549)	—
Payments on long-term debt	(11,181)	(9,254)	(5,985)
Net proceeds from the issuance of common stock	2,344	1,799	138,359

Net cash provided by financing activities	203,957	251,016	164,142

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42,118)	(6,725)	52,101
CASH AND CASH EQUIVALENTS
Beginning of period	171,417	178,142	126,041

CASH AND CASH EQUIVALENTS
End of period	$129,299	$171,417	$178,142

The accompanying notes are an integral part of these consolidated financial statements.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share amounts)

1. ORGANIZATION AND OPERATIONS

        Focal Communications Corporation began operations in 1996. Focal Communications Corporation and Subsidiaries is a national communications provider in the United States and offers a range of voice and data services to communications-intensive users in major cities. On October 26, 2001, we completed our comprehensive recapitalization (see Note 7).

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of all our wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

Reclassifications

        Certain prior-year amounts have been reclassified to conform to the 2001 and 2000 presentation. These changes had no impact on our previously reported financial position or our results of operations. All periods have been restated to reflect the 35:1 reverse stock split that was effective March 11, 2002 (see Note 16).

Concentration of Suppliers

        We currently lease our transport capacity from a limited number of suppliers and are dependent upon the availability of fiber transmission facilities owned by those suppliers. We are currently vulnerable to the risk of renewing favorable supplier contracts, timeliness of the supplier in processing our orders for customers, and regulatory agreements that govern the rates charged to us.

Financial Instruments

        We consider all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments primarily consist of debt securities, which typically mature between three months and one year from the purchase date and are held to maturity and valued at amortized cost, which approximates fair value. The carrying value for current assets and current liabilities as of December 31, 2001 and 2000 reasonably approximates fair value due to the nature of the financial instrument and the short maturity of these items. Fair value for our long-term debt is based on market quotes, where available or by discounting expected cash flows at the rates currently offered to us for debt of the same remaining maturities. The fair value of our Notes and Credit Facility is approximately $165,646 and $295,000 as of December 31, 2001 and 2000, respectively.

Revenue Recognition

        Revenue is recognized as we provide services to our customers. Monthly recurring charges include fees paid by customers for lines in service, additional features on those lines and colocation space. These charges are billed monthly, in advance, and are fully earned during the month. Usage charges and reciprocal compensation charges are billed in arrears and are fully earned when billed. Initial, non-recurring fees are deferred and amortized over estimated customer lives. Revenue from long-term leases of broadband private lines is recognized over the term of the lease unless it qualifies as a sales type lease, on which revenue is recognized at the time of sale. We recorded revenue of $5,868 from the sale of broadband private lines to carriers during the second quarter of 2001 and related costs of $2,060.

Depreciation and Amortization

        Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Asset Description	Useful Life
Buildings and improvements	20 years
Communications network	3-20 years
Computer equipment	3 years
Leasehold improvements	Shorter of asset life or life of lease
Furniture and fixtures	2-5 years
Motor vehicles	2-3 years

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

Impairment of Long-Lived Assets

        We periodically assess the fair value and recoverability of our long-lived assets and whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows. In doing so, we make assumptions and estimates regarding future cash flows and other factors, such as quoted market prices and third party offers, to make our determination. The fair value of our long-lived assets is dependent upon the forecasted performance of our business, changes in the communications industry and overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we write down the asset to its fair market value based on the present value of forecasted cash flows. If these forecasts are not met, we may have to record additional impairment charges that could materially affect the carrying value of these assets and our future consolidated operating results.

Income Taxes

        We account for income taxes using the liability approach pursuant to which deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates currently in effect. State and local taxes may be based on factors other than income.

Segment Information

        In 1998, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires a "management approach"' to segment information. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of our reportable segments. We operate in a single industry segment, "Communications Services." Operations are managed and financial performance is evaluated based on the delivery of multiple communications services to customers over fiber networks.

Software Costs

        Certain costs incurred in the development of internal use software are capitalized and amortized over their appropriate useful lives.

Effects of New Accounting Standards

Accounting for Business Combinations

        In July 2001, the FASB issued SFAS No. 141, "Accounting for Business Combinations," effective for all business combinations initiated and made after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under the purchase method and establishes additional reporting requirements for business combinations. As of December 31, 2001, we have not had any business combination transactions.

Accounting for Goodwill and Other Intangible Assets

        In July 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful life. Under this approach, goodwill and intangibles will not be amortized, but will be periodically reviewed for impairment and expensed against earnings only in periods in which the recorded value exceeds the fair value. Our adoption of this statement will not have an effect on intangible assets currently on the books but could result in significant changes to amortization expense and the classification and recording of intangibles on any future acquisitions.

Accounting for Asset Retirement Obligations

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. While we continue to analyze the impact, we believe the adoption of SFAS No. 143 will not have a material impact on our consolidated financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." While we continue to analyze the impact, we do not expect that the new standard will have a material impact on our consolidated financial statements.

3. PROPERTY, PLANT AND EQUIPMENT

        Long-lived assets are stated at cost, which includes direct costs and capitalized interest, and are depreciated once placed in service using the straight line method. Interest capitalized in 2001 and 2000 amounted to $5,001 and $9,374, respectively.

        Property, plant and equipment consists of the following:

	December 31,
	2001	2000
Building and improvements	$8,453	$8,444
Communications network	406,032	254,860
Computer equipment	57,812	34,172
Leasehold improvements	105,470	55,527
Furniture and fixtures	12,459	10,166
Motor vehicles	532	488
Assets under capital lease	22,210	22,354
Construction in progress	31,986	150,344

	644,954	536,355
Less—Accumulated depreciation	(181,259)	(85,083)

Total	$463,695	$451,272

4. LONG-TERM DEBT

        In February 1998, we completed our offering of $270,000 stated principal amount at maturity of our 12.125% senior discount notes due 2008 (the "1998 Notes"), resulting in gross proceeds of $150,028. On October 26, 2001 approximately $135,370 of the stated principal amount at maturity was retired under exchange and purchase arrangements as part of our recapitalization plan (see Note 7). The 1998 Notes bear interest at the rate of 12.125% per annum (computed on a semi-annual Note equivalent basis) with an effective interest rate of approximately 11.61% and 11.09% for 2001 and 2000, respectively. Prior to February 15, 2003, interest accretes but is not payable in cash. Interest on the stated principal amount at maturity of the 1998 Notes will be payable in cash semiannually on August 15 and February 15 of each year, beginning on August 15, 2003. Total interest expense for the 1998 Notes was $23,413 in 2001 and $23,296 in 2000.

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

        The 1998 Notes indenture contains certain covenants which, among other things, restrict our ability and certain of our subsidiaries to incur additional indebtedness (and, in the case of certain subsidiaries, issue preferred stock), pay dividends or make distributions in respect of Focal's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, incur liens, cause encumbrances or restrictions to exist on the ability of certain subsidiaries to pay dividends or make distributions in respect of their capital stock, issue and sell capital stock of certain subsidiaries, enter into transactions with affiliates, sell assets, or amalgamate, consolidate, merge or sell or otherwise dispose of all or substantially all of their property and assets. These covenants are subject to exceptions and qualifications. We were in compliance with these covenants as of December 31, 2001.

        On January 12, 2000, we received net proceeds of approximately $265,700 from the issuance of our $275,000 11.875% senior notes due 2010 ("2000 Notes"). The 2000 Notes bear interest at a rate of 11.875% per annum payable on July 15 and January 15, commencing July 15, 2000 with an effective interest rate of approximately 11.81% and 11.71% for 2001 and 2000, respectively. The 2000 Notes are not secured by any of our assets and rank equally in right of payment with all our unsubordinated and unsecured indebtedness. The 2000 Notes are senior in right of payment to all of our future subordinated indebtedness. We may elect to redeem all or part of the 2000 Notes at any time from time to time, on or after January 15, 2005 at specified redemption prices. In addition, at any time and from time to time prior to January 15, 2003 we may redeem in the aggregate up to 35% of the initially outstanding aggregate principal amount of the 2000 Notes with the proceeds from one or more registered underwritten primary public offerings of common stock at a price of 111.875% of the principal amount of the 2000 Notes. On October 26, 2001 approximately $160,489 of the stated

principal amount at maturity was retired under exchange and purchase arrangements as part of our recapitalization plan (see Note 7).

        On August 25, 2000, we completed our $300,000 Senior Secured Credit Facility (the "Credit Facility"). We amended the Credit Facility on October 26, 2001 to provide a total of $225,000 of borrowing capacity. Prior to the amendment, covenants of the Credit Facilty limited our borrowing capacity to approximately $150,000. Our borrowing capacity is limited to $130,000 of the total $225,000 until after March 31, 2003. The Credit Facility provides for certain restrictive financial and non-financial covenants. Among other things, these covenants require the maintenance of minimum revenue, EBITDA, and access lines in service levels. Minimum revenue levels are $80,000, $82,500, $85,000, and 90,000 during the first through fourth quarters of 2002, respectively. Minimum EBITDA levels are ($5,000), ($3,000), ($1,000), and $4,000 during the first through fourth quarters of 2002, respectively. Mimimum access lines in service are 620,000, 670,000, 720,000, and 770,000 during the first through fourth quarters of 2002, respectively. Management believes our business plan will allow us to meet these covenants. The interest on amounts drawn is variable based on our leverage ratio, as defined in the Credit Facility. The initial commitment fee on the unused portion of the Credit Facility is 1.5% and will step down based on usage. We have drawn down $81,000 and $0 as of December 31, 2001 and 2000, respectively.

        We utilized a secured equipment term loan (the "Facility") from a third party with a maximum borrowing level of $50,000. The Facility provided for, among other things, equipment drawdowns through December 31, 1999, and requires repayment based on 60 equal monthly installments of principal and interest for each drawdown. All drawdowns under the Facility bear interest at the five-year swap rate percent plus additional basis points, as defined in the Facility. The effective interest rate for the drawdowns under the Facility was approximately 9.87% and 9.82% for 2001 and 2000, respectively. The Facility provides for certain restrictive financial and non-financial covenants. Among other things, these covenants require the maintenance of minimum cash flow and revenue levels. We were in compliance with these covenants as of December 31, 2001. Total interest expense was $3,060 and $3,958 for 2001 and 2000, respectively.

        On October 26, 2001 we issued $100,000 senior convertible notes as part of our comprehensive recapitalization, which will mature on December 31, 2007 (see Note 7). The notes are convertible into our common shares and will accrue at 8% payment-in-kind ("PIK") interest. The PIK interest is for five years with acceleration provisions in the event of certain developments such as change in control or prepayments. After five years interest may be payable in cash, at our option. The accreted value of the notes at December 31, 2001 is $101,447 and is separately classified as convertible notes on our consolidated balance sheet as of December 31, 2001.

        Long-term debt at December 31, 2001 and 2000, consists of the following:

	December 31,
	2001	2000
12.125% senior discount notes due 2008, net of unamortized discount of $16,657 and $59,888 at December 31, 2001 and 2000, respectively	$117,973	$210,112
11.875% senior notes due 2010, net of unamortized discount of $678 and $1,789 at December 31, 2001 and 2000, respectively	113,833	273,211
Secured equipment term loan	25,813	35,462
$225,000 Senior Secured Credit Facility	81,000	—
Obligations under capital lease (Note 11)	26,974	25,705
Term loan payable in monthly installments through June 2001 at an interest rate of 6.5%	—	260

	365,593	544,750

Less—Current maturities	10,635	9,909

Total	$354,958	$534,841

        Aggregate maturities of long-term debt outstanding, excluding obligations under capital lease, as of December 31, 2001, are as follows:

2002	$10,635
2003	11,728
2004	3,447
2005	—
2006	—
Thereafter	312,809

Total	$338,619

5. STOCK OPTIONS/STOCK PURCHASE PLAN

        We adopted the Focal Communications Corporation 1998 Equity and Performance Incentive Plan (the "1998 Plan") and the 1998 Equity Plan for Non-Employee Directors of Focal Communications Corporation (the "1998 Non-Employee Plan"). The total number of shares available under the 1998 Plan and the 1998 Non-Employee Plan shall not exceed 344,286 and 4,286 shares, respectively. The Board of Directors and, with respect to non-executive employees, the stock option committee of our Board of Directors, has sole and complete authority to select participants and grant options, and other equity-based instruments for our common stock.

        Under our stock option plans, the Board of Directors has complete discretion in determining vesting periods and terms of each participant's options granted. The options granted to participants under our stock option plans typically vest at 25% on the first-year anniversary from grant date and vest at 12.5% every six months for the remainder of vesting years. The term of each option has a life of 10 years. In addition, the plans provide for accelerated vesting upon certain events, as defined.

        On October 1, 2000, we established the Focal Communications Corporation 2000 Employee Stock Purchase Plan ("ESPP"). The ESPP is intended to give employees a convenient means of purchasing shares of Focal Common Stock through payroll deductions. Each participating employee's contributions are used to purchase shares for the employee's share account as promptly as practicable after each six month period. The cost per share is 85% of the lower of the closing price of our Common Stock on the Nasdaq National Market on the first or the last day of the six month period. As of December 31, 2001, there were no shares available for issuance under the ESPP.

        The following summarizes option activity:

	Shares of Common Stock	Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 1998	102,714	$20.30-$105.00	$76.30

Activity for the year 1999:
Options Granted	102,023	$110.25-$875.00	$203.99
Options Exercised	(13,414)	20.30-130.55	64.64
Options Canceled	(9,785)	77.35-875.00	148.92

Outstanding at December 31, 1999	181,538	$20.30-$875.00	$144.96

Activity for the year 2000:
Options Granted	149,257	$242.81-$1,577.19	$1,029.52
Options Exercised	(20,875)	20.30-151.20	89.15
Options Canceled	(20,283)	23.45-1,577.19	787.42

Outstanding at December 31, 2000	289,637	$20.30-$1,577.19	$559.90

Activity for the year 2001:
Options Granted	60,942	$12.60-$546.88	$255.35
Options Exercised	(3,657)	20.30-151.20	88.01
Options Canceled	(56,809)	18.55-1,577.19	694.96

Outstanding at December 31, 2001	290,113	$12.60-$1,577.19	$474.17

        The following table summarizes information about fixed stock options outstanding at December 31, 1999, 2000 and 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$20.30-$87.50	44,311	7.9	$50.88	14,492	$43.64
$87.51-$175.00	127,613	9.0	122.63	12,452	109.91
$175.01-$875.00	9,614	9.2	875.00	—	—

At December 31, 1999	181,538	8.7	$144.96	26,944	$74.27

$0.00-$157.72	143,946	7.8	$105.30	46,748	$89.91
$157.73-$315.44	17,306	9.7	242.81	—	—
$315.45-$473.16	2,090	9.9	317.19	—	—
$473.17-$630.88	4,101	9.2	544.75	—	—
$630.89-$946.31	26,259	8.6	906.81	1,990	875.49
$946.32-$1,104.03	52,396	8.0	1,045.53	1,368	1,045.26
$1,104.04-$1,261.75	10,201	9.0	1,136.32	—	—
$1,261.76-$1,419.47	10,043	8.7	1,314.94	—	—
$1,419.48-$1,577.19	23,295	8.9	1,567.60	19	1,557.50

At December 31, 2000	289,637	8.2	$559.90	50,125	$147.73

$0.00-$157.72	140,239	6.8	$97.69	76,538	$95.44
$157.73-$315.44	39,227	8.3	240.95	14	238.71
$315.45-$473.16	1,676	8.9	317.19	419	317.19
$473.17-$630.88	15,555	4.7	504.97	921	545.69
$630.89-$946.31	21,769	7.2	906.53	9,195	904.04
$946.32-$1,104.03	40,643	8.0	1,045.50	8,792	1,045.40
$1,104.04-$1,261.75	6,854	6.7	1,135.36	2,275	1,138.05
$1,261.76-$1,419.47	7,041	7.0	1,314.47	1,849	1,314.58
$1,419.48-$1,577.19	17,109	7.9	1,564.13	6,456	1,564.17

At December 31, 2001	290,113	7.2	$474.17	106,459	$381.05

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

        We utilized the Black-Scholes option pricing model to estimate the fair value of options at the date of grant during 2001, 2000 and 1999. Had we adopted SFAS No. 123, pro forma net loss and basic and diluted net loss per share of Common Stock would have been approximately $(49,174) and $(21.21), $(131,204) and $(75.96), $(27,487) and $(19.22), for the three years ended December 31, 2001, 2000, and 1999, respectively. The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, compensation expense is recognized over the vesting period, and additional awards may also be granted.

        The Black-Scholes option model estimated the weighted average fair value at the date of grant of options granted in 2001, 2000, and 1999 to be approximately $225.11, $874.65, and $201.60 per option, respectively. The remaining contractual life of all options was approximately eight years. Principal assumptions used in applying the Black-Scholes model were as follows:

	2001	2000	1999
Risk-free interest rates	4.1%-4.8%	4.9%-6.3%	5.6%-6.3%
Expected life	5 years	5 years	5 years
Expected volatility	146.92%	133.53%	92.3%
Expected dividend yield	—	—	—

6. EQUITY TRANSACTIONS

        During 1996, existing common shares held by Executives were converted into newly issued Class B and Class C Common shares. In connection with this conversion, compensation expense totaling approximately $5,200 was charged to income over a three year vesting period which ended in 1999, with $2,492 recognized as non-cash compensation expense for the year ended December 31, 1999. On September 30, 1998, certain Executive vesting agreements were amended, which effected the cancellation and the conversion of various classes of common stock, then outstanding. In connection with this amendment, non-cash compensation expense totaling approximately $4,000 is being charged to income over the vesting period. Total non-cash compensation expense of $325, $272, and $381 was recorded for 1999, 2000, and 2001, respectively.

        During 1999, we granted 102,022 stock options to employees, directors, and an outside consultant. Giving effect to our initial public offering, the fair market value of our common stock exceeded the exercise price for 91,214 of the total stock options granted. In addition, we also sold 4,286 shares of common stock to a director during 1999, which was retrospectively determined to be at a price below the fair market value. Total non-cash compensation related to these 1999 transactions of approximately $20,776 will be recognized, of which $1,505 was initially recorded during 1999 on the dates of each respective transaction and the remaining $19,271 is being ratably charged to operations over the respective vesting periods for the stock option grants. Total non-cash compensation related to the grant to a consultant was charged to operations over the consultant's service period through November 1999 in accordance with SFAS No. 123.

        On August 2, 1999, we sold 284,286 shares of our common stock in an IPO at a price of $455 per share, which resulted in net proceeds of approximately $119 million. In connection with the IPO, our Board of Directors and stockholders authorized: (1) a recapitalization of our existing Class A common stock, Class B common stock, and Class C common stock into a single class of common stock; (2) an increase in the number of authorized shares of common stock to 100,000,000 and the authorization of 2,000,000 shares of preferred stock; and (3) a 500 for-one stock split.

        On August 19, 1999 pursuant to the terms of the underwriting agreement, among us and our underwriters, our underwriters elected their option to purchase an additional 42,642 shares of our common stock at $455 per share which resulted in additional net proceeds to us of approximately $18 million.

        During January 2000, we granted 4,286 shares of restricted stock to an executive in connection with an employment agreement. The restricted stock granted resulted in total non-cash compensation of approximately $6,000 and is being ratably charged to operations over a three year vesting period.

        On October 26, 2001 we received proceeds of $50,000 from the issuance of class A redeemable voting convertible preferred stock as part of our comprehensive recapitalization plan (see Note 7). The preferred stock is convertible into our common shares and accrues PIK dividends at 8%. The PIK dividends are for five years with acceleration provisions in the event of certain developments such as change in control or prepayments. After five years dividends may be payable in cash, at our option. As of December 31, 2001, the accreted balance net of unamortized issuance costs is $46,346.

7. RECAPITALIZATION

        On October 26, 2001, we completed our comprehensive recapitalization plan which included: (1) the infusion of $150,000 of investment capital, consisting of the issuance of $50,000 in class A redeemable voting convertible preferred stock and the incurrence of $100,000 in senior convertible loans, (2) exchange and purchase arrangements that resulted in the retirement of $295,859 in principal amount at maturity of our Notes, (3) the issuance through a pro rata dividend to our stockholders of record as of October 25, 2001 of warrants to purchase 278,067 shares of common stock, and (4) an amendment to our existing senior credit facility to provide a total of $225,000 of borrowing capacity. Prior to the recapitalization, covenants of the credit facility limited our borrowing capacity to approximately $150,000. As a result of the retirement of $295,859 in principal amount of our Notes (net accreted amount of $275,093), cash paid for Notes purchased of $4,859, the issuance of common stock in the Note exchange with a fair value of $94,685 and taking into account transaction and other miscellaneous costs of $4,591, we recognized an extraordinary gain, net of $600 of income tax, of $170,358.

8. INCOME TAXES

        We recorded an income tax (benefit) provision of $358, $(4,205), and $600 for the years ended December 31, 2001, 2000, and 1999, respectively. The deferred tax consequences related to the original issue discount interest accrued and other temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including our ability to generate future taxable income. Management has considered these factors and has concluded that a full valuation allowance for financial reporting purposes is required for the deferred tax assets for these periods. The income tax provision (benefit) for the three years ended December 31, 2001, consists of the following:

	2001	2000	1999
Current taxes—
Federal	$—	$—	$1,386
State and local	—	—	114

	—	—	1,500
Deferred taxes—
Federal	358	(4,205)	(900)
State and local	—	—	—

Income tax provision (benefit)	$358	$(4,205)	$600

        Our federal income tax provision (benefit) at the statutory tax rate is reconciled below to our overall provision (benefit) for income taxes for the three years ended December 31, 2001:

	2001	2000	1999
Benefit at U.S. statutory rate	$(68,316)	$(38,522)	$(7,625)
State and local taxes, net of U.S. federal tax benefit	(11,711)	(6,604)	(1,170)
Extraordinary gain on debt extinguishment	65,979	—	—
Compensation	2,249	(5,421)	1,071
Utilization of net operating loss carryback	—	4,205	(900)
Increase in valuation allowance	19,878	39,816	7,019
Alternative minimum tax	—	—	1,364
Other, net	(7,721)	2,321	841

Provision (benefit) for income taxes	$358	$(4,205)	$600

        The income tax effect of temporary differences comprising the net deferred tax assets and tax liabilities as of December 31, 2001 and 2000 consists of the following:

	2001	2000
Deferred income tax liabilities—
Depreciation	$(7,090)	$(3,951)
Other	(6,888)	(6,465)

	(13,978)	(10,416)
Deferred income tax assets—
Net operating loss	55,842	39,487
Interest on 12.125% discount notes	32,470	24,034
Allowance for doubtful accounts	(233)	760
Employment related accruals	899	458
Other	(212)	945

	88,766	65,684
Less—Valuation allowance	(71,420)	(51,542)

	17,346	14,142
Net deferred tax assets.	$3,368	$3,726

        As of December 31, 2001, we had a net operating loss carryforward ("NOL") of approximately $52 million for tax purposes which will be available to offset future taxable income. This NOL will expire in 2021. Our recapitalization plan completed on October 26, 2001 constitutes an ownership change as defined in section 382 of the Internal Revenue Code. The NOL generated prior to our recapitalization is subject to significant annual limitations. We have recognized $3,368 of this NOL as of December 31, 2001 due to the realization of a federal and state tax refund. The $358 income tax provision recorded during 2001 represents an adjustment to the estimate we made in 2000 for our federal and state income tax refund.

9. LOSS PER SHARE

        We compute basic earnings per common share based on the weighted average number of shares of common stock outstanding for the period. This calculation excludes certain unvested shares of common stock held by our executives. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options and unvested shares of common stock. Since the adjustments required for the calculation of diluted weighted average common shares outstanding are anti-dilutive, this calculation has been excluded from the loss per share calculation for each of the three years ended December 31,

2001. Our basic and diluted weighted average number of shares outstanding at December 31, 2001, 2000, and 1999 are as follows:

	2001	2000	1999
Basic Weighted Average Number of Common Shares Outstanding	2,318,207	1,727,321	1,430,466
Dilutive Stock Options and Unvested Common Shares	998,917	132,755	135,303

Dilutive Weighted Average Number of Common Shares Outstanding	3,317,124	1,860,076	1,565,769

10. EMPLOYEE BENEFIT PLAN

        We have a 401(k) Plan (the "Plan") covering substantially all eligible employees. Under the Plan, participants may make pretax contributions from 1% to 15% of eligible earnings, as defined. We may elect to contribute to the Plan at our discretion. In 2001, 2000 and 1999 we elected to match 30% of the first 10% of eligible earnings. Our matching contributions totaled approximately $1,296, $1,059 and $430 for 2001, 2000, and 1999, respectively.

11. COMMITMENTS AND CONTINGENCIES

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

        A summary of such fixed commitments at December 31, 2001, are as follows:

Year	Amount
2002	$33,004
2003	33,856
2004	26,199
2005	17,683
2006	17,843
Thereafter	96,668

Total	$225,253

        Rent expense under operating leases for office rent and rent for leasing components of our communications network was approximately $18,542, $12,184 and $5,093 for 2001, 2000, and 1999, respectively.

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

12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        Cash paid for interest and non-cash investing and financing activities for the three years ended December 31, 2001 was as follows:

	2001	2000	1999
Cash paid during the year for interest	$43,128	$20,595	$3,398
Fixed assets acquired under capital leases	—	—	$20,917
Payments made under capital leases	$1,272	$266	$—
Cash paid for income taxes	$—	$—	$3,217

13. SEGMENT INFORMATION

        We currently operate solely in the United States and are organized primarily on the basis of strategic geographic operating segments that provide communications services in each respective geographic region. All of our geographic operating segments have been aggregated into one reportable segment, "Communications Services," for each of the three years ended December 31, 2001.

        The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Our chief operating decision maker views earnings before interest, taxes, depreciation and amortization ("EBITDA") as the primary measure of profit and loss. The following represents information about revenues and EBITDA which excludes non-cash compensation, total assets and capital expenditures for the Communications Services reportable segment as of and for the years ended December 31, 2001:

	2001	2000	1999
Revenue	$332,385	$234,120	$126,861
EBITDA	(7,102)	(11,119)	23,465
Total assets	518,825	452,733	202,324
Capital expenditures	122,131	309,617	128,550

        The following reconciles total segment EBITDA to our consolidated net loss before income taxes and extraordinary gain for the three years ended December 31, 2001:

	2001	2000	1999
Total EBITDA for reportable segment	$(7,102)	$(11,119)	$23,465
Depreciation and amortization	(100,350)	(56,985)	(23,763)
Interest expense	(57,771)	(56,179)	(21,639)
Interest income	3,579	20,339	7,946
Other income (expense)	—	242	(609)
Restructuring costs	(26,498)	—	—
Non-cash compensation	(7,047)	(6,360)	(7,186)

Net loss before income taxes and extraordinary gain	$(195,189)	$(110,062)	$(21,786)

        The following reconciles our total segment assets to our consolidated total assets as of December 31, 2001 and 2000:

	2001	2000
Total assets for reportable segment	$518,825	$452,733
Cash, cash equivalents and short-term investments	129,299	181,737
Other current assets	14,852	16,790
Fixed assets, net	43,908	49,641
Other noncurrent assets	21,514	22,784

Total consolidated assets	$728,398	$723,685

14. SELECTED QUARTERLY INFORMATION (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
1999—
Revenue	$26,004	$30,327	$34,484	$36,046
Net income (loss)	284	(2,302)	(10,834)	(9,534)

Basic net income (loss) per share	$0.23	$(1.83)	$(7.12)	$(5.68)

Diluted net income (loss) per share	$0.19	$(1.83)	$(7.12)	$(5.68)

2000—
Revenue	$45,329	$60,688	$60,752	$67,351
Net loss	(20,825)	(21,385)	(29,472)	(34,175)

Basic and diluted net loss per share	$(12.12)	$(12.41)	$(17.05)	$(19.65)

2001—
Revenue	$81,851	$82,196	$85,121	$83,217
Net loss before extraordinary gain	(33,522)	(39,448)	(75,164)	(47,413)
Extraordinary gain	—	—	11,493	158,865
Accretion of PIK dividends on convertible preferred stock	—	—	—	(795)

Net income (loss) applicable to common shareholders	$(33,522)	$(39,448)	$(63,671)	$110,657

Basic and diluted income (loss) from continuing operations per share	$(19.24)	$(22.52)	$(42.85)	$(12.04)
Basic and diluted extraordinary gain per share	—	—	6.55	39.66

Basic and diluted net income (loss) per share	$(19.24)	$(22.52)	$(36.30)	$27.62

15. RESTRUCTURING

        During the third quarter of 2001, we revised our business plan to reflect several initiatives which included; (1) the consolidation of our voice and data business units; (2) a 22 market business plan; (3) a refinement of our managed internet access strategy; and (4) the scale back of our DSL initiatives. In conjunction with this revised business plan, we recorded a charge of $26,498 for the reduction of our workforce, the abandonment of excess network facilities, the write-off of related network assets and other related costs. The $26,498 is comprised of $14,425 in network fixed asset write-downs, $9,897 in abandonment of excess network facilities, $1,328 in employee severance costs and $848 in other related charges. For the year ended December 31, 2001 amounts paid associated with the abandonment of excess network facilities, employee severance, and other related charges totaled $8,048, $1,138, and $739, respectively. A restructuring loss on fixed asset write-downs of $14,425 has been recorded during the year ended December 31, 2001. The remaining unpaid restructuring costs of $2,148 are included in accrued liabilities in our consolidated balance sheet as of December 31, 2001.

16. SUBSEQUENT EVENT

        On February 25, 2002, our Board of Directors approved a 35-for-1 reverse split of our common stock. Par value of our common stock will remain at $.01 per share. The split was effective March 11, 2002. The effect of the stock split has been recognized retroactively in the shareholders' equity accounts on our consolidated balance sheets and in all share and per share data in the accompanying consolidated financial statements and notes to consolidated financial statements. Shareholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from the common stock account to the additional paid-in capital account.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of Focal Communications Corporation:

        We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Focal Communications Corporation included in this Form 10-K, and have issued our report thereon dated January 31, 2002, except with respect to the matter discussed in Note 16, as to which the date is March 11, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts is the responsibility of the Company's management and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 31, 2002

Schedule II

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Accounts	Balance at the Beginning of the Period	Charged to Cost and Expense	Deductions	Balance at the End of the Period
1999:
Allowance for Doubtful Accounts	$1,189	$7,090	$579	$7,700
2000:
Allowance for Doubtful Accounts	$7,700	$6,987	$5,087	$9,600
2001:
Allowance for Doubtful Accounts	$9,600	$7,824	$8,424	$9,000

QuickLinks

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR FOCAL 'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND MARKET INFORMATION
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
EXHIBIT INDEX
SIGNATURES
EXHIBIT INDEX
FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of December 31, 2001 and 2000 (Dollars in thousands, except share amounts)
FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Years Ended December 31, 2001 (Dollars in thousands, except share amounts)
FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Three Years Ended December 31, 2001 (Dollars in thousands, except common shares)
FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Years Ended December 31, 2001 (Dollars in thousands, except share amounts)
FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except share amounts)
FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS