Form 10-Q
period 2002-03-31
FOCAL COMMUNICATIONS CORP
filed 2002-05-10
CIK 1059130

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

Commission file number 333-49397

Focal Communications Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	36-4167094 (IRS Employer Identification Number)

200 N. LaSalle Street
Suite 1100
Chicago, IL 60601
(Address of principal executive offices, including zip code)

(312) 895-8400
(Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or required for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        The number of shares outstanding of the issuer's common stock, as of April 30, 2002:

        Common stock ($.01 par value) 4,935,832 shares

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        We make statements in this Quarterly Report on Form 10-Q that are not historical facts. These "forward-looking statements" can be identified by the use of terminology such as "believes," "expects," "may," "will," "should," "anticipates" or comparable terminology. These forward-looking statements include, among others, statements concerning:

  •
  Our business strategy and competitive advantages

  •
  Our anticipation of potential revenues from designated markets or customers

  •
  Statements regarding the growth of the telecommunications industry and our business

  •
  The market for our services and products

  •
  Forecasts of when we will enter particular markets or begin offering particular services

  •
  Our anticipated capital expenditures and funding requirements

  •
  Anticipated regulatory developments

        These statements are only predictions. You should be aware that these forward-looking statements are subject to risks and uncertainties, including financial and regulatory developments, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, our failure to:

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

  •
  Enter into and maintain our agreements for transport facilities and services

  •
  Receive full and timely payments from customers

  •
  Prevail in legal and regulatory proceedings regarding reciprocal compensation for Internet-related calls or changes to laws and regulations that govern reciprocal compensation

  •
  Obtain and maintain any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions

  •
  Respond effectively to regulatory, legislative and judicial developments

  •
  Manage administrative, technical and operational issues presented by our business plan

  •
  Raise sufficient capital on acceptable terms on a timely basis

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2002	2001
REVENUE:
Enterprise revenue	$50,500	$30,573
Internet service provider revenue	33,976	51,278

Total revenue	84,476	81,851
EXPENSES:
Network expenses	40,705	33,323
Selling, general and administrative	47,532	44,694
Depreciation and amortization	36,882	22,650
Non-cash compensation expense	1,920	1,724
Restructuring costs	1,316	—

Total operating expenses	128,355	102,391

OPERATING LOSS	(43,879)	(20,540)

OTHER INCOME (EXPENSE):
Interest income	733	1,802
Interest expense, net	(12,997)	(14,784)

Total other expense	(12,264)	(12,982)

NET LOSS	$(56,143)	$(33,522)
ACCRETION OF PAYMENT IN KIND DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(1,007)	—

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(57,150)	$(33,522)

BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK	$(11.61)	$(19.24)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING	4,923,007	1,742,551

The accompanying condensed notes are an integral part
of these condensed consolidated financial statements.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,947	$129,299
Accounts receivable, net of allowance for doubtful accounts of $12,500 and $9,000 at March 31, 2002 and December 31, 2001, respectively	103,541	89,481
Other current assets	18,368	24,409

Total current assets	191,856	243,189

Property, plant and equipment, at cost	654,962	644,954
Less—accumulated depreciation	(216,137)	(181,259)

Property, plant and equipment, net	438,825	463,695

Other noncurrent assets	21,283	21,514

	$651,964	$728,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,114	$58,667
Accrued liabilities	22,647	23,976
Current maturities of long-term debt	10,897	10,635

Total current liabilities	60,658	93,278

Long-term debt, net of current maturities	362,817	354,958

Other noncurrent liabilities	9,915	9,488

Convertible notes	103,490	101,447

Class A redeemable convertible preferred stock, net	47,538	46,346

Stockholders' equity:
Common Stock, $.01 par value; 250,000,000 shares authorized; 4,935,829 and 4,899,204 issued and outstanding at March 31, 2002 and December 31, 2001, respectively	49	49
Additional paid-in capital	289,101	288,419
Deferred compensation	(679)	(805)
Accumulated deficit	(220,925)	(164,782)

Total stockholders' equity	67,546	122,881

	$651,964	$728,398

The accompanying condensed notes are an integral part
of these condensed consolidated financial statements.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,143)	$(33,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,882	22,650
Non-cash compensation expense	1,920	1,724
Loss on disposal and abandonment of fixed assets	513	—
Amortization of discount on senior notes	3,407	6,314
Other	2,842	332
Changes in operating assets and liabilities:
Accounts receivable	(14,060)	(13,264)
Other current assets	4,119	(4,414)
Accounts payable and accrued liabilities	(32,882)	(76,941)
Other non-current assets and liabilities, net	658	6,531

Net cash used in operating activities	(52,744)	(90,590)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,680)	(21,721)
Change in short-term investments	—	801

Net cash used in investing activities	(10,680)	(20,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	7,000	40,000
Payments on long-term debt	(2,928)	(2,463)
Net proceeds from the issuance of common stock	—	275

Net cash provided by financing activities	4,072	37,812

NET DECREASE IN CASH AND CASH EQUIVALENTS	(59,352)	(73,698)
CASH AND CASH EQUIVALENTS, beginning of period	129,299	171,417

CASH AND CASH EQUIVALENTS, end of period.	$69,947	$97,719

The accompanying condensed notes are an integral part
of these condensed consolidated financial statements.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share amounts)

1. Basis of Presentation

        Except as otherwise required by the context, references in this Form 10-Q to "Focal", "we", "us", or "our" refer to the combined businesses of Focal Communications Corporation and all of its subsidiaries. The accompanying interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which we believe are necessary to present fairly the financial statements in accordance with generally accepted accounting principles for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 27, 2002. The consolidated balance sheet at December 31, 2001 included herein was derived from our audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles.

        Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current period presentation. All periods have been restated to reflect the 35:1 reverse stock split that was effective March 11, 2002 (see Note 6).

2. Property, Plant and Equipment

        Long-lived assets are stated at cost, which includes direct costs and capitalized interest, and are depreciated once placed in service using the straight line method.

        Property, plant and equipment consists of the following:

	March 31, 2002	December 31, 2001
	(Unaudited)
Building and improvements	$8,470	$8,453
Communications network	418,432	406,032
Computer equipment	60,385	57,812
Leasehold improvements	107,797	105,470
Furniture and fixtures	12,436	12,459
Motor vehicles	532	532
Assets under capital lease	22,210	22,210
Construction in progress	24,700	31,986

	654,962	644,954
Less: Accumulated depreciation	(216,137)	(181,259)

Total	$438,825	$463,695

3. Debt

        Long-term debt consists of the following:

	March 31, 2002	December 31, 2001
	(Unaudited)
12.125% senior discount notes due 2008 ("1998 Notes"), net of unamortized discount of $13,271 and $16,657 at March 31, 2002 and December 31, 2001, respectively	$121,359	$117,973
11.875% senior notes due 2010 ("2000 Notes"), net of unamortized discount of $657 and $678 at March 31, 2002 and December 31, 2001, respectively	113,854	113,833
Secured equipment term loan	23,242	25,813
$225,000 Senior Secured Credit Facility	88,000	81,000
Obligations under capital lease	27,259	26,974

	373,714	365,593
Less—Current maturities	10,897	10,635

Total	$362,817	$354,958

        We have borrowed a total of $88,000 under our $225,000 Senior Secured Credit Facility (the "Credit Facility") as of March 31, 2002. The interest on amounts drawn is variable based on our leverage ratio, as defined in the Credit Facility. The principal payments will begin on November 30, 2003. Our borrowing capacity under the Credit Facility is limited to $130,000 of the total $225,000 until after March 31, 2003. After our compliance with covenants through March 31, 2003 the remaining $95,000 will become available.

4. Restructuring

        During the second half of 2001, we revised our business plan to reflect several initiatives which included; (1) the consolidation of our voice and data business units; (2) a 22 market business plan; (3) a refinement of our managed Internet access strategy; and (4) the scale back of our DSL initiatives. In conjunction with this revised business plan, we recorded a charge of $26,498 in 2001 for the reduction of our workforce, the abandonment of excess network facilities, the write-off of related network assets and other related costs. The $26,498 was comprised of $14,425 in network fixed asset write-downs, $9,897 in abandonment of excess network facilities, $1,328 in employee severance costs and $848 in other related charges. In the first quarter of 2002 we recorded an additional charge of $1,316 as a result of an adjustment to the previously estimated restructuring costs. The $1,316 is comprised of $895 in cash paid for the abandonment of excess network facilities and $421 in network fixed asset write-downs. For the three months ended March 31, 2002 amounts paid associated with the abandonment of excess network facilities, employee severance, and other related charges totaled $2,744, $190, and $109, respectively. The remaining unpaid restructuring costs of $2,148 as of December 31, 2001 are included in accrued liabilities in our consolidated balance sheet. There are no unpaid restructuring costs remaining as of March 31, 2002.

5. Loss Per Share

        We compute basic loss per common share based on the weighted average number of shares of common stock outstanding for the period. This calculation excludes certain unvested shares of restricted common stock. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options and unvested shares of restricted common stock. Since the results of the adjustments required for the diluted weighted average common shares outstanding are anti-dilutive for the three months ended March 31, 2002 and 2001, they have been excluded from the net loss per share calculation. Our basic and diluted weighted average number of shares outstanding for the three months ended March 31, 2002 and 2001 is as follows:

	March 31, 2002	March 31, 2001
	(Unaudited)
Basic weighted average number of common shares outstanding	4,923,007	1,742,551
Dilutive stock options and unvested restricted common shares	4,403,390	110,183

Dilutive weighted average number of common shares outstanding	9,326,397	1,852,734

6. Equity Transactions

        On February 25, 2002, our Board of Directors approved a 35:1 reverse split of our common stock. Par value of our common stock will remain at $.01 per share. The split was effective March 11, 2002. The effect of the stock split has been recognized retroactively in the shareholders' equity accounts on our consolidated balance sheets and in all share and per share data in the accompanying condensed consolidated financial statements and notes to condensed consolidated financial statements. Shareholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from the common stock account to the additional paid-in capital account.

        During the first quarter of 2002 we issued 352,857 shares of restricted common stock to certain management employees. The restricted stock granted resulted in total non-cash compensation of approximately $1,500 which will be ratably charged to income over the vesting period. The stock will vest 25% on January 1, 2003 and 12.5% every six months for the following three years.

        During March 2002, we granted 248,787 stock options to employees and executive officers under our 1998 Equity and Performance Plan. The stock options were granted at $4.53 per share, the fair market value on the day of grant, and will vest 25% on January 1, 2003 and 12.5% every six months thereafter.

7. Segment Information

        We currently operate solely in the United States and are organized primarily on the basis of strategic geographic operating segments that provide communications services in each respective geographic region. All of our geographic operating segments have been aggregated into one reportable segment as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001.

        Our chief operating decision makers view earnings before interest, income taxes, depreciation and amortization ("EBITDA") as the primary measure of profit and loss. The following represents information about revenue, EBITDA (which excludes non-cash compensation and restructuring costs) and capital expenditures for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Revenue	$84,476	$81,851
EBITDA	(3,761)	3,834
Capital expenditures	10,680	21,721

        The following reconciles our total segment EBITDA to our consolidated net loss for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Total EBITDA for reportable segment	$15,962	$27,169
Corporate EBITDA	(19,723)	(23,335)

Total Company EBITDA	(3,761)	3,834
Depreciation and amortization	(36,882)	(22,650)
Interest expense, net	(12,997)	(14,784)
Interest income	733	1,802
Restructuring costs	(1,316)	—
Non-cash compensation	(1,920)	(1,724)

Net Loss	$(56,143)	$(33,522)

        Total assets for the reportable segment were $512,011 and $518,825 as of March 31, 2002 and December 31, 2001, respectively. The following reconciles our total segment assets to our consolidated total assets as of March 31, 2002 and December 31, 2001:

	March 31, 2002	December 31, 2001
	(Unaudited)
Total assets for reportable segment	$512,011	$518,825
Corporate assets:
Cash and cash equivalents	69,947	129,299
Other current assets	8,826	14,852
Property, plant and equipment, net	39,897	43,908
Other noncurrent assets	21,283	21,514

Total consolidated assets	$651,964	$728,398

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        General.    We provide voice and data services to communications-intensive users in major cities. We began operations in 1996 and initiated service first in Chicago in May 1997. We completed our initial 22 market build-out in 2001. In April 2002 we announced that we plan to extend service into Connecticut which allows us to offer services in a total of 23 markets. We will leverage the investment we have already made in the New York metropolitan area to provide service in Connecticut, with minimal incremental capital expenditures. As of March 31, 2002 we had 703,952 lines installed and in service.

        Revenue.    Enterprise revenue includes all services sold to corporations, government entities and value added resellers. Internet Service Provider ("ISP") revenue includes all services sold to ISP customers. Our Enterprise and ISP service offerings include circuit switched lines, colocation, managed Internet access, and other broadband services. Enterprise and ISP revenue is primarily comprised of monthly recurring charges, private line sales, usage charges, and initial non-recurring charges. Monthly recurring charges include the fees paid by our customers for lines in service, additional features on those lines, and colocation space. Monthly recurring charges are derived only from end user customers. Usage charges consist of fees paid by our customers for minutes of use, fees paid by carriers for each call made, fees paid by the ILEC and other CLECs as reciprocal compensation, and access charges paid by the IXCs for long distance traffic that we originate and terminate. Non-recurring revenue is typically derived from fees charged to install new customer lines and is deferred and amortized over estimated customer lives.

        Expenses.    Our expenses are categorized as network expenses; selling, general and administrative; depreciation and amortization; non-cash compensation expense; and restructuring costs. Network expenses are composed of leased transport charges, the cost of leasing space in ILEC central offices for colocating our transmission equipment, the cost of leasing our nationwide Internet network, reciprocal compensation payments and the cost of completing long distance calls. Leased transport charges are the lease payments we make for the use of fiber transport facilities connecting our customers to our switches and for our connection to the ILECs' and other CLECs' networks. Generally, we have been successful in negotiating lease agreements that match the duration of our customer contracts, thereby allowing us to avoid the risk of incurring expenses associated with transport facilities that are not being used by revenue generating customers.

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

        A key aspect of our "smart-build" strategy is that we only operate in Tier-1 markets which are served by multiple fiber providers. When traffic volumes grow sufficiently to justify investing in our own network, we have purchased our own fiber capacity. As of March 31, 2002 we were operating our own fiber networks in 10 of our markets.

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

        We record monthly non-cash compensation expense related to shares issued to some of our executive officers in November 1996; the September 30, 1998 amendments to vesting agreements with some of our executive officers; stock options granted to employees, an outside consultant, and directors during 1999; shares issued to a director during the first quarter of 1999; and restricted common shares issued to management employees in March 2002. We will continue to record non-cash compensation expense in future periods relating to these events through the first quarter of 2006.

Quarterly Results

        The following table sets forth unaudited financial, operating and statistical data for each of the specified quarters of 2002 and 2001. The unaudited quarterly financial information has been prepared on the same basis as our Consolidated Financial Statements and, in our opinion, contains all normal recurring adjustments necessary to fairly state this information. The operating results for any quarter are not necessarily indicative of results for any future period.

	2002	2001
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Enterprise Revenue ($ mil)	$50,500	$44,439	$40,212	$39,653	$30,573
Internet Service Provider Revenue ($ mil)	$33,976	$38,778	$44,909	$42,543	$51,278
Lines Sold During the Quarter	88,828	93,482	104,452	119,710	89,383
Cumulative Net Lines Installed to Date(1)	703,952	694,784	652,648	575,004	501,029
Estimated Enterprise Lines as % of Installed Lines	65%	60%	53%	50%	44%
ILEC Switches Interconnected	3,046	2,633	2,441	2,316	2,062
Quarterly Minutes of Use (Billions)	10.3	9.2	8.3	8.0	7.5
Markets in Operation	22	22	22	21	21
Circuit Switches Operational	28	28	26	24	21
Capital Expenditures ($ mil)	$11	$27	$28	$45	$22
Employees	1,278	1,377	1,242	1,368	1,228
Sales Force(2)	346	386	256	247	210

(1)
Cumulative net lines installed to date for the third quarter of 2001 include 20,794 non-revenue producing lines that were not included prior to September 30, 2001.

(2)
Quota bearing sales professionals. Does not include sales engineers or customer support personnel.

        We sold 88,828 lines during the first quarter of 2002, had gross installs of 73,365 lines, and installed 9,168 lines on a net basis. Both the sales and installation activity was heavily weighted in favor of our Enterprise business. We disconnected 64,197 lines during the first quarter of 2002, which were concentrated in the ISP business.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

        Enterprise revenue increased 65% to $50.5 million during the first quarter of 2002 from revenue of $30.6 million in the first quarter of 2001. Enterprise revenue grew approximately 78% in the first quarter of 2002 from the first quarter of 2001 after adjusting for non-recurring revenue of $2.2 million in the first quarter of 2001. This increase is primarily the result of an increase of 233,000 net enterprise lines in service on a year over year basis, representing a 105% increase. This increase in revenue from lines in service was partially offset by lower reciprocal compensation and access rates. ISP revenue decreased 34% to $34.0 million during the first quarter of 2002 compared to $51.3 million in revenue for the first quarter of 2001. After adjusting for non-recurring revenue in the first quarter of 2001 of $3.8 million, ISP revenue decreased by approximately 28%. This decrease in ISP revenue is a result of the negative ISP economic environment, which resulted in a reduction of ISP lines in service of 30,077 on a year over year basis, and the impact of reduced reciprocal compensation and access rates. The non-recurring revenue of $6.0 million in the first quarter of 2001 relates to a reciprocal compensation rate settlement.

        Network expenses increased $7.4 million to $40.7 million for the first quarter of 2002 compared to $33.3 million in the first quarter of 2001. This 22% increase is primarily the result of an increase of 202,923 net lines in service on a year over year basis. Our SG&A expenses increased 6% to $47.5 million from $44.7 million for the three months ended March 31, 2002 and 2001, respectively. This increase is primarily the result of an increase in our employee base on a year over year basis. Depreciation and amortization increased from $22.7 million to $36.9 million in the comparative three-month periods. This increase of $14.2 million is a result of an increase in our fixed asset base in our existing markets, which included six additional switches, and the expansion into our 22nd market during the third quarter of 2001.

        Interest income decreased from $1.8 million in the first quarter of 2001 to $0.7 million in the comparable period of 2002. This $1.1 million decrease is primarily due to lower cash and short-term investments in the first quarter of 2002 as compared with the first quarter of 2001. Our net interest expense decreased to $13.0 million in the first quarter of 2002 from $14.8 million in the first quarter of 2001. This $1.8 million decrease is primarily due to the retirement of $295.8 million in principal amount at maturity of our 1998 and 2000 Notes as part of our recapitalization plan we completed on October 26, 2001. This reduction was offset by an increase in interest expense related to $48.0 million of additional borrowing under our Credit Facility and the issuance of $100.0 million of senior convertible loans as part of our recapitalization plan.

Liquidity and Capital Resources

        On October 26, 2001, we completed our comprehensive recapitalization plan designed to provide us with sufficient financing to implement our revised business plan and improve our existing capital structure. The components of our recapitalization plan included: (1) the infusion of $150.0 million of investment capital, consisting of the issuance of $50.0 million in class A redeemable voting convertible preferred stock and the incurrence of $100.0 million in senior convertible loans, which will mature on December 31, 2007. Both securities are convertible into our common shares and will accrue 8% payment-in-kind, ("PIK") interest or dividends. The PIK interest and dividends are for five years with acceleration provisions in the event of certain developments such as change in control or prepayments. After five years interest and dividends may be payable in cash, at our option; (2) exchange and purchase arrangements that resulted in the retirement of approximately $295.8 million in principal amount at maturity of our 1998 and 2000 Notes; (3) the issuance through a pro rata dividend to our stockholders of record as of October 25, 2001 of warrants to purchase 278,067 shares of common stock, (4) an amendment to our existing senior credit facility to provide a total of $225.0 million of borrowing capacity; and (5) a declaration of a 35:1 reverse stock split by our Board of Directors on February 25, 2002, effective March 11, 2002. We recorded $2.0 million and $1.0 million of PIK interest and dividend accretion on our convertible loans and convertible preferred stock during the first quarter of 2002, respectively.

        Our borrowing capacity under the amended Credit Facility is limited to $130.0 million of the total $225.0 million until after March 31, 2003. After our compliance with covenants through March 31, 2003 the remaining $95.0 million of borrowings will become available. The Credit Facility provides for certain restrictive financial and non-financial covenants. Among other things, these covenants require the maintenance of minimum revenue, EBITDA, and access lines in service levels. EBITDA for covenant purposes includes cash restructuring charges which totaled $0.9 million in the first quarter of 2002. Minimum revenue levels are $80.0 million, $82.5 million, $85.0 million and $90.0 million during the first through fourth quarters of 2002, respectively. Minimum EBITDA levels are $(5.0) million,

$(3.0) million, $(1.0) million and $4.0 million during the first through fourth quarters of 2002, respectively. Minimum access lines in service levels are 620,000, 670,000, 720,000, and 770,000 during the first through fourth quarters of 2002, respectively. Management believes that our revised business plan will allow us to meet these covenants during 2002. The interest on amounts drawn is variable based on our leverage ratio, as defined in our Credit Facility. The initial commitment fee on the unused portion of the Credit Facility is 1.5% and will step down based on usage. We have drawn down $88.0 million and $81.0 million against the Credit Facility as of March 31, 2002 and December 31, 2001, respectively.

        Our revised business plan requires significant operating and capital expenditures, a substantial portion of which will be incurred before significant related revenue is realized. These expenditures, together with associated operating expenses, may result in our having substantial negative operating cash flow and substantial net operating losses for the foreseeable future. Our revised plan indicates that our revenue for the year 2002 will be a minimum of $350.0 million and EBITDA will be a minimum of $5.0 million for 2002. Although we believe that our revised plan, cost estimates and the scope and timing of our planned network build-out are reasonable, we cannot assure that actual costs or the timing of the expenditures, or that the scope and timing of our build-out, will be consistent with current estimates.

        During the second half of 2001, we commenced a restructuring of our operations in conjunction with our revised business plan and recorded a restructuring charge of $26.5 million for a reduction in our workforce, the abandonment of excess network facilities, the write-off of related network assets and other related costs. The $26.5 million is comprised of $14.4 million in network fixed asset write-downs, $9.9 million in abandonment of excess network facilities, $1.3 million in employee severance costs and $0.9 million in other related charges. In the first quarter of 2002 we recorded an additional charge of $1.3 million as a result of an adjustment to the previously estimated restructuring costs. The $1.3 million is comprised of $0.9 million in cash paid for the abandonment of excess network facilities and $0.4 million in network fixed asset write-downs. For the three months ended March 31, 2002 amounts paid associated with the abandonment of excess network facilities, employee severance, and other related charges totaled $2.7 million, $0.2 million, and $0.1 million, respectively. The remaining unpaid restructuring costs of $2.1 million as of December 31, 2001 are included in accrued liabilities in our consolidated balance sheet. There are no unpaid restructuring costs remaining as of March 31, 2002.

        Our capital expenditures were $10.7 million for the three months ended March 31, 2002. This primarily reflects capital spending to support our Enterprise and ISP line growth, our managed Internet access services and the expansion of our nationwide network in existing markets. We estimate that our capital expenditures will be approximately $40 million for 2002. Our expectations of future capital requirements and cash flows from operations are based on current estimates. Our actual capital requirements and cash flows could differ significantly from those estimates.

        Net cash used in operating activities decreased by $37.8 million to $52.7 million during the three months ended March 31, 2002, compared to the same period in 2001. This decrease is primarily the result of a $75.6 million decrease in our outstanding accounts payable during the first quarter of 2001, as compared with a decrease of $31.6 million in the first quarter 2002. Accounts payable were unusually high at December 31, 2000 due to vendor disputes that were resolved in the first quarter of 2001. Net cash used in investing activities was $10.7 million for the three months ended March 31, 2002 compared to $20.9 million for the three months ended March 31, 2001. This decrease of $10.2 million is due to the completion of our 22 market nationwide network during 2001 and reflects reduced capital expenditures. Net cash provided by financing activities decreased by $33.7 million for the three months ended March 31, 2002 to $4.1 million. This decrease is primarily the result of decreased borrowings from our Credit Facility during the first quarter of 2002 compared to the same period in 2001.

        Based on current estimates including the benefit of our recapitalization, we expect that our existing cash and investment balances, future cash flows (expected to be provided from ongoing operations), and available borrowings under our Credit Facility will be sufficient to fully fund our operations and capital expenditure requirements as contemplated in our revised business plan. Our expectations of future capital requirements and cash flows from operations are based on current estimates. Our actual capital requirements and cash flows could differ significantly from these estimates. If plans or assumptions change or prove to be inaccurate, we may be required to seek additional sources of capital, seek additional capital sooner than currently anticipated, or modify our expansion plans.

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

        A significant portion of our long-term debt bears fixed interest rates, and accordingly, the fair market value of the long-term debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed long-term debt obligations. The fair market value of our Credit Facility debt approximates the carrying value as of March 31, 2002 due to the variable interest rate feature of the debt instrument.

        On October 26, 2001, we completed our comprehensive recapitalization which included exchange and purchase arrangements that resulted in the retirement of approximately $295.8 million in principal amount at maturity of our 1998 and 2000 Notes.

        The table below provides additional information about our 1998 Notes, 2000 Notes and Credit Facility. For additional information about our long-term debt obligations, see our Consolidated Financial Statements and accompanying notes related thereto appearing elsewhere in this report.

	As of March 31, 2002
Expected Maturity	Debt	Weighted Average Interest Rate
2002	$—	—%
2003	1,875	5.49
2004	9,375	5.49
2005	16,875	5.49
2006	24,375	5.49
Thereafter	284,641	10.87

Fair Market Value	$144,296	7.91%

PART II—OTHER INFORMATION

Item 1. Legal and Administrative Proceedings

        With the exception of the matter discussed in our 2001 Annual Report on Form 10-K, filed March 27, 2002, we are not aware of any material litigation against us. In the ordinary course of our business, we are involved in a number of regulatory proceedings before various state commissions and the FCC and other litigation.

Item 2. Changes in Securities and Use of Proceeds

        In March 2002, we effected a 35:1 reverse stock split of our common stock.

Item 3. Defaults Upon Senior Securities

        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable.

Item 5. Other Information

        Not Applicable

Item 6. Exhibit and Reports on Form 8K

  (a)
  Exhibits

Exhibit Number	Exhibit Description	Location
10.1	Form of Stock Option Agreement under the Focal 1998 Equity and Performance Plan (used in connection with grants to executive officers and certain employees.)	Filed Herewith
10.2	Form of Restricted Stock Agreement under the Focal 1998 Equity and Performance Plan (used in connection with grants to executive officers and certain employees.)	Filed Herewith
  (b)
  Reports on Form 8K

During the first quarter and prior to May 10, 2002, we filed one Current Report on Form 8-K, which was filed April 12, 2002. We announced a Change in Certifying Accountants.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOCAL COMMUNICATIONS CORPORATION
Signature	Title	Date

/s/ Robert C. Taylor, Jr. Robert C. Taylor, Jr.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	May 10, 2002
/s/ M. Jay Sinder M. Jay Sinder	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	May 10, 2002

QuickLinks

INDEX
INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
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