Form 10-Q
period 2002-06-30
FOCAL COMMUNICATIONS CORP
filed 2002-08-13
CIK 1059130

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

Commission file number 333-49397

Focal Communications Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	36-4167094 (IRS Employer Identification Number)

200 N. LaSalle Street
Suite 1100
Chicago, IL 60601
(Address of principal executive offices, including zip code)

(312) 895-8400
(Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or required for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        The number of shares outstanding of the issuer's common stock, as of July 31, 2002:

        Common stock ($.01 par value) 4,935,829 shares

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

  •
  Enter into and maintain our agreements for transport facilities and services

  •
  Receive full and timely payments from customers

  •
  Prevail in legal and regulatory proceedings regarding inter-carrier revenue or changes to laws and regulations that govern inter-carrier revenue

  •
  Obtain and maintain any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions

  •
  Respond effectively to regulatory, legislative and judicial developments

  •
  Successfully respond to the current financial uncertainty facing other telecommunications carriers, which may affect our ability to receive full and timely payments and continued service from financially distressed carriers

  •
  Manage administrative, technical and operational issues presented by our business plan

  •
  Raise sufficient capital on acceptable terms on a timely basis

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2002	2001	2002	2001
REVENUE:
Enterprise revenue	$57,895	$39,653	$108,395	$70,226
Internet service provider revenue	36,513	42,543	70,489	93,821

Total revenue	94,408	82,196	178,884	164,047
EXPENSES:
Network expenses, excluding depreciation	41,784	41,242	82,490	74,566
Selling, general and administrative, excluding amortization	56,968	44,605	106,419	91,023
Depreciation and amortization	35,874	21,177	72,756	43,826
Restructuring costs	—	—	1,316	—

Total operating expenses	134,626	107,024	262,981	209,415

OPERATING LOSS	(40,218)	(24,828)	(84,097)	(45,368)

OTHER INCOME (EXPENSE):
Interest income	367	1,278	1,101	3,080
Interest expense and other income	(11,857)	(15,898)	(24,855)	(30,682)

Total other expense	(11,490)	(14,620)	(23,754)	(27,602)

NET LOSS	$(51,708)	$(39,448)	$(107,851)	$(72,970)
ACCRETION OF PAYMENT IN KIND DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(1,034)	—	(2,041)	—

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(52,742)	$(39,448)	$(109,892)	$(72,970)

BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK	$(10.70)	$(22.52)	$(22.31)	$(41.77)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING	4,929,604	1,751,404	4,926,509	1,746,978

The accompanying condensed notes are an integral part
of these condensed consolidated financial statements.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,721	$129,299
Accounts receivable, net of allowance for doubtful accounts of $22,547 and $9,000 at June 30, 2002 and December 31, 2001, respectively	91,718	89,481
Other current assets	17,791	24,409

Total current assets	185,230	243,189

Property, plant and equipment, at cost	668,945	644,954
Less—accumulated depreciation	(250,087)	(181,259)

Property, plant and equipment, net	418,858	463,695

Other noncurrent assets	21,188	21,514

	$625,276	$728,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,809	$58,667
Accrued liabilities	28,090	23,976
Current maturities of long-term debt	11,165	10,635

Total current liabilities	79,064	93,278

Long-term debt, net of current maturities	368,610	354,958

Other noncurrent liabilities	6,796	9,488

Convertible notes	105,511	101,447

Class A redeemable convertible preferred stock, net	48,681	46,346

Stockholders' equity:
Common Stock, $.01 par value; 250,000,000 shares authorized; 4,935,829 and 4,899,204 issued and outstanding at June 30, 2002 and December 31, 2001, respectively	49	49
Additional paid-in capital	289,750	288,419
Deferred compensation	(552)	(805)
Accumulated deficit	(272,633)	(164,782)

Total stockholders' equity	16,614	122,881

	$625,276	$728,398

The accompanying condensed notes are an integral part
of these condensed consolidated financial statements.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(107,851)	$(72,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,756	43,826
Non-cash compensation expense	3,839	3,447
Loss on disposal and abandonment of fixed assets	659	—
Amortization of discount on senior notes	6,912	12,815
Payment in kind interest on convertible notes	4,064	—
Other	1,572	603
Changes in operating assets and liabilities:
Accounts receivable	(2,237)	(15,133)
Other current assets	2,774	(938)
Accounts payable and accrued liabilities	(14,744)	(73,652)
Other non-current assets and liabilities, net	(2,366)	8,013

Net cash used in operating activities	(34,622)	(93,989)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,890)	(67,342)
Change in short-term investments	—	10,320

Net cash used in investing activities	(24,890)	(57,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	12,000	63,000
Payments on long-term debt	(6,066)	(4,980)
Net proceeds from the issuance of common stock	—	2,328

Net cash provided by financing activities	5,934	60,348

NET DECREASE IN CASH AND CASH EQUIVALENTS	(53,578)	(90,663)
CASH AND CASH EQUIVALENTS, beginning of period	129,299	171,417

CASH AND CASH EQUIVALENTS, end of period.	$75,721	$80,754

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

        Certain prior-year amounts have been reclassified to conform to the current period presentation. All periods have been restated to reflect the 35:1 reverse stock split that was effective March 11, 2002 (see Note 6).

2. Property, Plant and Equipment

        Long-lived assets are stated at cost, which includes direct costs and capitalized interest, and are depreciated once placed in service using the straight line method.

        Property, plant and equipment consists of the following:

	June 30, 2002	December 31, 2001
	(Unaudited)
Building and improvements	$8,470	$8,453
Communications network	422,211	406,032
Computer equipment	65,326	57,812
Leasehold improvements	112,979	105,470
Furniture and fixtures	12,759	12,459
Motor vehicles	532	532
Assets under capital lease	22,173	22,210
Construction in progress	24,495	31,986

	668,945	644,954
Less: Accumulated depreciation	(250,087)	(181,259)

Total	$418,858	$463,695

3. Debt

        Long-term debt consists of the following:

	June 30, 2002	December 31, 2001
	(Unaudited)
12.125% senior discount notes due 2008 ("1998 Notes"), net of unamortized discount of $9,787 and $16,657 at June 30, 2002 and December 31, 2001, respectively	$124,843	$117,973
11.875% senior notes due 2010 ("2000 Notes"), net of unamortized discount of $636 and $678 at June 30, 2002 and December 31, 2001, respectively	113,875	113,833
Secured equipment term loan	20,615	25,813
$225,000 Senior Secured Credit Facility	93,000	81,000
Obligations under capital lease	27,442	26,974

	379,775	365,593
Less—Current maturities	11,165	10,635

Total	$368,610	$354,958

        We have borrowed a total of $93,000 under our $225,000 Senior Secured Credit Facility (the "Credit Facility") as of June 30, 2002. The interest on amounts drawn is variable based on our leverage ratio, as defined in the Credit Facility. The principal payments will begin on November 30, 2003. Our borrowing capacity under the Credit Facility is limited to $130,000 of the total $225,000 until after March 31, 2003. Provided we satisfy applicable covenants, as defined in the Credit Facility, through March 31, 2003 the remaining $95,000 will become available.

4. Restructuring

        During the second half of 2001, we revised our business plan to reflect several initiatives which included; (1) the consolidation of our voice and data business units; (2) a 22 market business plan; (3) a refinement of our managed Internet access strategy; and (4) the scale back of our DSL initiatives. In conjunction with this revised business plan, we recorded a charge of $26,498 in 2001 for the reduction of our workforce, the abandonment of excess network facilities, the write-off of related network assets and other related costs. The $26,498 was composed of $14,425 in network fixed asset write-downs, $9,897 in abandonment of excess network facilities, $1,328 in employee severance costs and $848 in other related charges. In the first quarter of 2002 we recorded an additional charge of $1,316 as a result of an adjustment to the previously estimated restructuring costs. The $1,316 is composed of $895 in cash paid for the abandonment of excess network facilities and $421 in network fixed asset write-downs. For the six months ended June 30, 2002 amounts paid associated with the abandonment of excess network facilities, employee severance, and other related charges totaled $2,744, $190, and $109, respectively. The remaining unpaid restructuring costs of $2,148 as of December 31, 2001 are included in accrued liabilities in our consolidated balance sheet. There are no unpaid restructuring costs remaining as of June 30, 2002.

5. Loss Per Share

        We compute basic loss per common share based on the weighted average number of shares of common stock outstanding for the period. This calculation excludes certain unvested shares of restricted common stock. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options and unvested shares of restricted common stock, and as-converted preferred stock and notes. Since the results of the adjustments required for the diluted weighted average common shares outstanding are anti-dilutive for the three and six months ended June 30, 2002 and 2001, they have been excluded from the net loss per share calculation. Our basic and diluted weighted average number of shares outstanding for the three and six months ended June 30, 2002 and 2001 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(Unaudited)
Basic weighted average number of common shares outstanding	4,929,604	1,751,404	4,926,509	1,746,978
Dilutive stock options and unvested restricted common shares	355,834	78,334	254,465	60,098
Dilutive as-converted preferred stock	1,505,948	—	1,491,434	—
Dilutive as-converted notes	3,012,579	—	2,983,137	—

Dilutive weighted average number of common shares outstanding	9,803,965	1,829,738	9,655,545	1,807,076

6. Equity Transactions

        On February 25, 2002, our Board of Directors approved a 35:1 reverse split of our common stock. Par value of our common stock remained at $.01 per share. The split was effective March 11, 2002. The effect of the stock split has been recognized retroactively in the shareholders' equity accounts on our consolidated balance sheets and in all share and per share data in the accompanying condensed consolidated financial statements and notes to condensed consolidated financial statements. Shareholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from the common stock account to the additional paid-in capital account.

        During the first quarter of 2002 we issued 352,857 shares of restricted common stock to certain management employees. The restricted stock grant resulted in total non-cash compensation of approximately $1,500 which will be ratably charged to income over the vesting period. The stock will vest 25% on January 1, 2003 and 12.5% every six months for the following three years.

        During March 2002, we granted 248,787 stock options to employees and executive officers under our 1998 Equity and Performance Plan. The stock options were granted at $4.53 per share, the fair market value on the date of the grant, and will vest 25% on January 1, 2003 and 12.5% every six months thereafter.

7. Segment Information

        We currently operate solely in the United States and are organized primarily on the basis of strategic geographic operating segments that provide communications services in each respective geographic region. All of our geographic operating segments have been aggregated into one reportable segment as of June 30, 2002 and December 31, 2001 and for the six months ended June 30, 2002 and 2001.

        Our chief operating decision-makers view earnings before interest, income taxes, depreciation and amortization ("EBITDA") as the primary measure of profit and loss. The following represents information about revenue, EBITDA (which excludes non-cash compensation and restructuring costs) and capital expenditures for the six months ended June 30, 2002 and 2001:

	Six Months Ended June 30,
	2002	2001
	(Unaudited)
Revenue	$178,884	$164,047
EBITDA	(6,186)	1,905
Capital expenditures	24,890	67,342

        The following reconciles our total segment EBITDA to our consolidated net loss for the six months ended June 30, 2002 and 2001:

	Six Months Ended June 30,
	2002	2001
	(Unaudited)
Total EBITDA for reportable segment	$16,915	$17,833
Corporate EBITDA	(23,101)	(15,928)

Total Company EBITDA	(6,186)	1,905
Depreciation and amortization	(72,756)	(43,826)
Interest expense and other income	(24,855)	(30,682)
Interest income	1,101	3,080
Restructuring costs	(1,316)	—
Non-cash compensation expense	(3,839)	(3,447)

Net Loss	$(107,851)	$(72,970)

        Total assets for the reportable segment were $489,929 and $518,825 as of June 30, 2002 and December 31, 2001, respectively. The following reconciles our total segment assets to our consolidated total assets as of June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
	(Unaudited)
Total assets for reportable segment	$489,929	$518,825
Corporate assets:
Cash and cash equivalents	75,721	129,299
Other current assets	6,383	14,852
Property, plant and equipment, net	32,055	43,908
Other noncurrent assets	21,188	21,514

Total consolidated assets	$625,276	$728,398

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        General.    We provide voice and data services to communications-intensive users in major cities. We began operations in 1996 and initiated service first in Chicago in May 1997. We completed our initial 22 market build-out in 2001. In April 2002 we announced that we plan to extend service into Connecticut which allows us to offer services in a total of 23 markets. We will leverage the investment we have already made in the New York metropolitan area to provide service in Connecticut, with minimal incremental capital expenditures. As of June 30, 2002 we had 718,997 lines installed and in service.

        Revenue.    Enterprise revenue includes all services sold to corporations, government entities and value added resellers. Internet Service Provider revenue includes all services sold to Internet Service Provider customers. Our Enterprise and Internet service provider service offerings include circuit switched lines, colocation, managed Internet access, and other broadband services. Enterprise and Internet service provider revenue is primarily composed of monthly recurring charges, private line sales, usage charges, and initial non-recurring charges. Monthly recurring charges include the fees paid by our customers for lines in service and additional features on those lines, the leasing of our facilities network and colocation space. Private lines are point-to-point circuits that do not necessarily utilize our circuit switches. The revenue for these sales is generally recognized on a monthly recurring basis. Usage charges consist of fees paid by our customers for minutes of use, fees paid by carriers for each call made, fees paid by ILECs and other CLECs as reciprocal compensation, and access charges paid by the Inter-Exchange Carriers for long distance traffic that we originate and terminate. Non-recurring revenue is typically derived from fees charged to install new customer lines and is deferred and amortized over estimated customer lives.

        Reciprocal compensation is the compensation exchanged between carriers for terminating local phone calls on one another's networks. The appropriate reciprocal compensation rate, particularly for calls placed to Internet Service Providers, has been declining during the past several years as the question has been repeatedly addressed by state and federal regulators and the courts.

        In an effort to stabilize revenue from reciprocal compensation Focal has entered into reciprocal compensation rate agreements for Internet Service Provider traffic with other carriers that exchange this type of traffic on a regular basis with Focal. These agreements are immune to any changes of law that might occur during their term. However, upon expiration of these agreements Focal will enter into new agreements consistent with the law in effect at that time.

        Currently, Focal has these types of reciprocal compensation rate agreements with Verizon, SBC Communications and Bell South. Because of the past legal and regulatory uncertainties regarding reciprocal compensation, Focal cannot predict the exact nature of any future agreements. If the future reciprocal compensation rates are different from the rates currently in effect, Focal may be affected either positively or negatively, depending on the direction and magnitude of the changes. Focal estimates that for every $0.0001 change in the reciprocal compensation per minute rate, revenue would change an average of $2.9 million on an annual basis. A $0.0001 change represents a 5.5% change from our current average reciprocal compensation billing rate.

        Expenses.    Our expenses are categorized as network expenses, excluding depreciation; selling, general and administrative, excluding amortization; depreciation and amortization; and restructuring costs. Network expenses are composed of leased transport charges, the cost of leasing space in ILEC central offices for colocating our transmission equipment, the cost of leasing our nationwide Internet network, reciprocal compensation payments and the cost of completing long distance calls. Leased transport charges are the lease payments we make for the use of fiber transport facilities connecting our customers to our switches and for our connection to the ILECs' and other CLECs' networks.

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

        A key aspect of our "smart-build" strategy is that we only operate in Tier-1 markets which are served by multiple fiber providers. When traffic volumes grow sufficiently to justify investing in our own network, we have purchased our own fiber capacity. As of June 30, 2002 we were operating our own fiber networks in 10 of our markets.

        Selling, general and administrative expense ("SG&A") consists of network and customer care personnel costs, sales force compensation, costs related to leasing office space, and promotional expenses as well as the cost of corporate activities related to regulatory, finance, human resources, legal, executive, and other administrative activities. Included in SG&A is non-cash compensation expense related to the following:

  •
  shares issued to some of our executive officers in November 1996

  •
  the September 30, 1998 amendments to vesting agreements with some of our executive officers

  •
  stock options granted to employees, an outside consultant, and directors during 1999

  •
  shares issued to a director during the first quarter of 1999

  •
  restricted common stock issued to an executive in January 2000

  •
  restricted common shares issued to management employees in March 2002

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

	2002		2001
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Enterprise Revenue ($thousands)	$57,895	$50,500	$44,439	$40,212	$39,653
Internet Service Provider ("ISP")Revenue ($thousands)	$36,513	$33,976	$38,778	$44,909	$42,543
Reciprocal Compensation as % of Total Revenue	17%	16%	21%	23%	21%
Access as % of Total Revenue	11%	14%	16%	14%	17%
Days Sales Outstanding	87	110	97	98	68
Lines Sold During the Quarter	83,799	88,828	93,482	104,452	119,710
Gross Lines Installed During the Quarter	72,424	73,365	94,302	86,369	101,583
Lines Disconnected During the Quarter	57,379	64,197	52,166	29,519	27,608
Cumulative Net Lines Installed to Date(1)	718,997	703,952	694,784	652,648	575,004
Estimated Enterprise Lines as % of Installed Lines(3)	72%	65%	60%	53%	50%
ILEC Switches Interconnected	3,212	3,046	2,633	2,441	2,316
Quarterly Minutes of Use (Billions)	10.6	10.3	9.2	8.3	8.0
Markets in Operation	22	22	22	22	21
Circuit Switches Operational	28	28	28	26	24
Capital Expenditures ($thousands)	$14,210	$10,680	$27,107	$27,682	$45,621
Employees	1,205	1,278	1,377	1,242	1,368
Sales Force(2)	289	346	386	256	247

(1)
Cumulative lines installed were increased by 20,794 during 3Q01 as a result of a change in methodology for counting ISP lines making Focal consistent with the industry.

(2)
Quota bearing sales professionals. Does not include sales engineers or customer support personnel.

(3)
Cumulative enterprise lines installed were increased by 18,592 and cumulative ISP lines installed were decreased by the same number in 2Q02 based on a reclassification as a result of customer service changes.

        We sold 83,799 lines during the second quarter of 2002, had gross installs of 72,424 lines, and installed 15,045 lines on a net basis. Both the sales and installation activity was heavily weighted in favor of our Enterprise business. Sales activity in the Enterprise business remained consistent in the first two quarters of 2002 as compared to the same periods in 2001. We disconnected 57,379 lines during the second quarter of 2002, which were concentrated in the Internet Service Provider business. The ISP disconnects are driven primarily by customers ceasing operations and customers merging with or being acquired by other companies.

Results of Operations

        Operating Revenues. The following tables summarize our operating revenues for the three months and six months ended June 30, 2002 and 2001:

	For the Three Months Ended June 30,
(Dollars in Thousands)			Percent Change
	2002	2001
Enterprise Revenue	$57,895	$39,653	46.0%
ISP Revenue	36,513	42,543	(14.2)

Total Revenue	$94,408	$82,196	14.9%
	For the Six Months Ended June 30,
(Dollars in Thousands)			Percent Change
	2002	2001
Enterprise Revenue	$108,395	$70,226	54.4%
ISP Revenue	70,489	93,821	(24.9)

Total Revenue	$178,884	$164,047	9.0%

        Enterprise revenue increased $18.2 million for the three months ended June 30, 2002 compared to the same prior year period, primarily resulting from the net effect of the following:

  •
  An increase of 231,296 net Enterprise lines in service on a year over year basis, representing an 81.2% increase. Net new line installations in the first and second quarters of 2002 remained consistent with the same prior year periods.

  •
  An increase in minutes of use to 4.2 billion for the second quarter 2002 from 1.4 billion for second quarter of 2001 representing a 200% increase. The increase in minutes of use is attributable to the increase in lines and the focus in 2002 on increasing telecommunication services to our larger corporate and national customers.

  •
  Decreased reciprocal compensation and access rates.

  •
  An increase in carrier revenue in 2002 related to non-recurring prior-period billing of $6.0 million offset by several significant non-recurring rate uncertainty and dispute resolutions netting to $0.2 million.

  •
  A decrease in end-user revenue in 2002 related to prior period billing adjustments resulting in revenue credits of $3.9 million, offset by non-recurring termination fees of $1.2 million.

  •
  Revenue for the three months ended June 30, 2001 includes non-recurring revenue of $5.9 million from Indefeasible Right of Use private line sales.

        Enterprise revenue increased $38.2 million for the six months ended June 30, 2002 compared to the same prior year period. In addition to the line increase and the non-recurring items described above, the increase resulted from the net effect of the following:

  •
  An increase in minutes of use to 7.5 billion for the six months ended June 30, 2002 from 2.5 billion for the same prior year period representing a 200% increase. The increase in minutes of use is attributable to the increase in lines and the focus in 2002 on increasing telecommunication services to larger corporate and national accounts. The increase in minutes of use also indicates that customers are using Focal for more of their telecommunication and data services requirements.

  •
  Decreased reciprocal compensation and access rates.

  •
  Revenue for the six months ended June 30, 2001 includes non-recurring revenue of $1.5 million for a reciprocal compensation rate settlement.

        Internet Service Provider revenue decreased $6.0 million for the three months ended June 30, 2002 compared to the same prior year period primarily resulting from the net effect of the following:

  •
  A decrease of 87,303 net ISP lines in service on a year over year basis, representing a 30.1% decrease. The decrease in lines is primarily the result of decreased sales as customers have significantly scaled back their expansion plans and net disconnects. The net disconnects are the result of customers ceasing or substantially scaling back operations and merging with or being acquired by other companies.

  •
  Decreased reciprocal compensation and access rates.

  •
  An increase in carrier revenue in 2002 related to non-recurring prior-period billing of $6.6 million and several significant non-recurring rate uncertainty and dispute resolutions netting to $1.8 million.

  •
  A decrease in end-user revenue in 2002 related to prior period billing adjustments resulting in revenue credits of $1.1 million.

        Internet Service Provider revenue decreased $23.3 million for the six months ended June 30, 2002 compared to the same prior year period. In addition to the line decrease and the non-recurring items described above, the decrease resulted from the net effect of the following:

  •
  Decreased reciprocal compensation and access rates.

  •
  Revenue for the six months ended June 30, 2001 includes non-recurring revenue of $4.4 million for a reciprocal compensation rate settlement.

        Operating Expenses. The following tables summarize our operating expenses for the three months and six months ended June 30, 2002 and 2001:

	For the Three Months Ended June 30,
(Dollars in Thousands)			Percent Change
	2002	2001
Network expenses, excluding depreciation	$41,784	$41,242	1.3%
Selling, general and administrative, excluding amortization	56,968	44,605	27.7
Depreciation and amortization	35,874	21,177	69.4

Total operating expenses	$134,626	$107,024	25.8%
	For the Six Months Ended June 30,
(Dollars in Thousands)			Percent Change
	2002	2001
Network expenses, excluding depreciation	$82,490	$74,566	10.6%
Selling, general and administrative, excluding amortization	106,419	91,023	16.9
Depreciation and amortization	72,756	43,826	66.0
Restructuring Costs	1,316	—	—

Total operating expenses	$262,981	$209,415	25.6%

        Network expenses increased $0.6 million and $7.9 million for the three and six months ended June 30, 2002 compared to the same prior year periods. This increase is primarily the result of the following:

  •
  An increase of 128,948 or 22.4% net lines in service on a year over year basis.

  •
  Non-recurring expense of approximately $2.1 million relating to Indefeasible Right of Use private line sales in the second quarter of 2001.

  •
  Network expense per line, adjusted for the private line sale expense, was $115 and $126 for the six months ended June 30, 2002 and 2001, respectively. This reduced network expense per line is primarily due to efficiencies from our network regrooming efforts.

        As a result of the increase in revenue of $14.9 million, or 9.0%, and the increase in network expenses of $7.9 million, or 10.6%, our gross margin percent for the six months ended June 30, 2002 of 53.9% decreased from 54.5% for the same prior year period.

        Our SG&A expenses increased $12.4 million and $15.4 million for the quarter and six months ended June 30, 2002 compared to the same prior year periods. This increase is primarily attributable to the increase in bad debt expense for the second quarter of 2002. Our bad debt expense increased during the quarter reflecting the down-turn in the economy and the telecommunications industry. The following table summarizes our allowance for doubtful accounts for the three months and six months ended June 30, 2002:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in Thousands)
	2002	2001	2002	2001
Allowance for Doubtful Accounts, beginning of period	$12,500	$12,000	$9,000	$9,600
Bad Debt Expense	12,095	1,130	15,468	1,923
Net Write-offs	2,048	1,330	1,921	(277)

Allowance for Doubtful Accounts, end of period	$22,547	$11,800	$22,547	$11,800

        Bad debt expense for the second quarter of 2002 includes $5.0 million related to WorldCom and its affiliates. At June 30, 2002, we had a net exposure of about $1.2 million relating to WorldCom.

        Depreciation and amortization increased $14.7 million and $29.0 million for the quarter and six months ended June 30, 2002 compared to the same prior year periods. This increase is a result of an increase in our depreciable fixed asset base in our existing markets, which included six additional switches, and the expansion into Miami, our 22nd market, during the third quarter of 2001. Our construction in progress declined from $73.9 million at June 30, 2001 to $22.7 million at September 30, 2001 and has remained at this lower level since that time. Construction in progress as a percent of total fixed assets is lower due to completion of our initial 22 market build-out in 2001.

        Other expense. The following tables summarize our operating expenses for the three months and six months ended June 30, 2002 and 2001:

	For the Three Months Ended June 30,
(Dollars in Thousands)			Percent Change
	2002	2001
Interest income	$367	$1,278	(71.2)%
Interest expense and other income	(11,857)	(15,898)	(25.4)

Total other expense	$11,490	$14,620	(21.4)%
	For the Six Months Ended June 30,
(Dollars in Thousands)			Percent Change
	2002	2001
Interest income	$1,101	$3,080	(64.3)%
Interest expense and other income	(24,855)	(30,682)	(19.0)

Total other expense	$23,754	$27,602	(13.9)%

        Interest income decreased $0.9 million and $2.0 million for the three and six months ended June 30, 2002 compared to the same prior year periods. This decrease is primarily due to lower cash and short-term investments during the first six months of 2002 as compared with the same prior year period. Our interest expense and other income decreased $4.0 million and $5.8 million for the three and six months ended June 30, 2002 compared to the same prior year periods. This decrease is primarily due to the retirement of $295.8 million in principal amount at maturity of our 1998 and 2000 Notes as part of our recapitalization plan we completed on October 26, 2001. This reduction was offset by an increase in interest expense related to $93.0 million of additional borrowing under our Credit Facility and the issuance of $100.0 million of senior convertible loans as part of our recapitalization plan.

Liquidity and Capital Resources

        We had $75.7 million and $129.3 million in cash and cash equivalents available at June 30, 2002 and December 31, 2001, respectively. During the first six months of 2002, the source of funding was draws on our Credit Facility. We drew $93.0 million and $81.0 million from the Credit Facility as of June 30, 2002 and December 31, 2001, respectively.

        Our Credit Facility is a purchase money facility; borrowings are limited to 80% of qualified capital expenditures. Our borrowing capacity under the amended Credit Facility is limited to $130.0 million of the total $225.0 million until after March 31, 2003, of which we have drawn $93.0 million at June 30, 2002. Provided we satisfy applicable covenants through March 31, 2003 the remaining $95.0 million of borrowings will become available. Inability to meet our Credit Facility covenants could impact the availability of future borrowings, and could accelerate our payment schedule. Borrowing requests require the company to be in compliance pro-forma for the borrowing. In other words, we must show that after giving effect of the incremental draw, we would still be in compliance with the covenants. At the time of the borrowing request, the company must certify, among other things, that all representations and warranties made at the closing of the Amended and Restated Credit Facility and in connection with each previous borrowing request, are still valid. This would include the company being solvent and not having suffered any adverse effect. The interest on amounts drawn is variable based on our leverage ratio, as defined in our Credit Facility. The weighted average interest rate as of June 30, 2002 was 5.12%. The initial commitment fee on the unused portion of the Credit Facility is 1.5% and will step down based on usage. The Credit Facility provides for certain restrictive financial and non-financial covenants. Among other things, these covenants currently require the maintenance of minimum revenue, EBITDA, and access lines in service levels. As we have previously disclosed, commencing in the first quarter of 2003, these covenants will no longer apply and at that time our covenants will relate to senior and total leverage ratios. EBITDA for covenant purposes includes cash restructuring charges which totaled $0 and $0.9 million for the three months and six months ended June 30, 2002. Focal was in compliance with the covenants for the fourth quarter of 2001 and the first two quarters of 2002. A summary of certain financial and non-financial covenants related to the Credit Facility for the fourth quarter of 2001 through the fourth quarter of 2002 is as follows:

	2001	2002
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Minimum Revenue ($ in millions)	$77.5	$80.0	$82.5	$85.0	$90.0
Minimum EBITDA ($ in millions)	(7.0)	(5.0)	(3.0)	(1.0)	4.0
Minimum Access Lines in Service	570,000	620,000	670,000	720,000	770,000

        In June 2002, Standard and Poor's raised our corporate and unsecured debt ratings to CC and C, respectively. Our senior secured debt rating was downgraded to CCC.

        We are currently in discussions with the lenders party to our Credit Facility regarding the potential modification of terms and conditions to the Credit Facility.

        Our capital expenditures were $24.9 million for the six months ended June 30, 2002. This primarily reflects capital spending to support our Enterprise line growth, our managed Internet access services and the expansion of our nationwide network in existing markets. We estimate that our capital expenditures will be approximately $40.0 million for 2002. Our expectations of future capital requirements and cash flows from operations are based on current estimates. Our actual capital requirements and cash flows could differ significantly from those estimates.

        On October 26, 2001, we completed our comprehensive recapitalization plan designed to provide us with sufficient financing to implement our revised business plan and improve our existing capital structure. The components of our recapitalization plan included the following:

  •
  The infusion of $150.0 million of investment capital, consisting of the issuance of $50.0 million in class A redeemable voting convertible preferred stock and the incurrence of $100.0 million in senior convertible loans, which will mature on December 31, 2007. The proceeds from the issuance of both securities were allocated to preferred stock and the convertible loans, respectively, as the embedded conversion option within the convertible instruments were not beneficial to the holders of the securities on October 26, 2001. Both securities are convertible into our common shares and will accrue 8% payment-in-kind, ("PIK") interest or dividends. Both securities have a conversion price that is subject to adjustment based on future events including certain issuances of common stock at a price per share less than the original conversion price, certain issuances of options, warrants or convertible securities with an exercise price or conversion price that is less than the original conversion price and a liquidation or change in control of the company. The current conversion price is approximately $35.69 per share. The PIK interest and dividends are for a minimum of five years with acceleration provisions in the event of certain developments such as change in control or prepayments. After five years interest and dividends may be payable in cash, at our option. We recorded $4.1 million and $2.0 million of PIK interest and dividend accretion on our convertible loans and convertible preferred stock during the six months ended June 30, 2002, respectively.

  •
  Exchange and purchase arrangements that resulted in the retirement of approximately $295.8 million in principal amount at maturity of our 1998 and 2000 Notes. In August 2001, we purchased $16.8 million in principal amount at maturity of our Notes for $4.7 million. In October 2001, we purchased $0.5 million in principal amount at maturity of our Notes for

    $0.2 million and exchanged $278.6 in principal amount at maturity of our Notes for 3,169,511 shares of common stock.

  •
  The issuance through a pro rata dividend to our stockholders of record as of October 25, 2001 of warrants to purchase 293,944 shares of common stock.

  •
  An amendment to our existing senior credit facility to provide a total of $225.0 million of borrowing capacity.

  •
  A declaration of a 35:1 reverse stock split by our Board of Directors on February 25, 2002, effective March 11, 2002.

        On February 18, 1998, we received $150.0 million in gross proceeds from the sale of our 1998 Notes due 2008. The 1998 Notes were to accrete to an aggregate stated principal amount of $270 million by February 15, 2003. On October 26, 2001, approximately $115.5 million of accreted value was retired under exchange and purchase arrangements as part of our comprehensive recapitalization plan. No interest is payable on the 1998 Notes prior to August 15, 2003. Thereafter, cash interest will be payable semiannually on August 15 and February 15 of each year.

        On January 12, 2000, we received approximately $265.7 million in net proceeds from the issuance of our 2000 Notes due 2010. The 2000 Notes bear interest at a rate of 11.875% per annum payable on July 15 and January 15. The 2000 Notes are due January 2010. On October 26, 2001, approximately $160.5 million of the stated principal amount at maturity was retired under exchange and purchase arrangements as part of our comprehensive recapitalization plan.

        We utilized a secured equipment term loan (the "Facility") from a third party with a maximum borrowing level of $50 million. The Facility provided for, among other things, equipment drawdowns through December 31, 1999, and requires repayment based on 60 equal monthly installments of principal and interest for each drawdown. The Facility contains the same covenants as our Credit Facility.

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

        During 1999, we entered into agreements with carriers for the acquisition of indefeasible rights of use for dark fiber transport capacity for a minimum of 10,800 fiber miles. The terms of the agreements are for 20 years with a total minimum commitment of approximately $71 million. One of these agreements has been accounted for as a capital lease. In June 2000, we signed an agreement with a carrier for the lease of fiber transport capacity for a five-year term and a minimum commitment of $135.6 million. Additionally, we are party to a products purchase agreement with a vendor that expires December 31, 2002. This agreement requires us to place orders for certain network products in a minimum aggregate amount of $17.2 million.

        The table below provides additional information regarding our contractual obligations:

(Dollars in Thousands)	2002	2003	2004	2005	2006
Long term debt at face value	$5,440	$13,603	$12,822	$16,875	$24,375
Obligations under capital lease	1,192	3,271	3,306	3,309	3,309
Obligations under operating leases	8,175	15,988	16,149	16,565	15,604
Unconditional purchase obligations	29,200	30,516	30,000	15,000	—

Total Contractual Cash Obligations	$44,007	$63,378	$62,277	$51,749	$43,288
(Dollars in Thousands)	2007	2008	2009	2010	Thereafter
Long term debt at face value	$40,500	$134,630	$—	$114,511	$—
Obligations under capital lease	3,309	3,309	3,309	3,309	33,660
Obligations under operating leases	16,398	13,687	8,230	5,261	10,093
Unconditional purchase obligations	—	—	—	—	—

Total Contractual Cash Obligations	$60,207	$151,626	$11,539	$123,081	$43,753

        During the second half of 2001, we commenced a restructuring of our operations in conjunction with our revised business plan and recorded a restructuring charge of $26.5 million for a reduction in our workforce, the abandonment of excess network facilities, the write-off of related network assets and other related costs. The $26.5 million is comprised of $14.4 million in network fixed asset write-downs, $9.9 million in abandonment of excess network facilities, $1.3 million in employee severance costs and $0.9 million in other related charges. In the first quarter of 2002 we recorded an additional charge of $1.3 million as a result of an adjustment to the previously estimated restructuring costs. The $1.3 million is comprised of $0.9 million in cash paid for the abandonment of excess network facilities and $0.4 million in network fixed asset write-downs. For the six months ended June 30, 2002 amounts paid associated with the abandonment of excess network facilities, employee severance, and other related charges totaled $2.7 million, $0.2 million, and $0.1 million, respectively. The remaining unpaid restructuring costs of $2.1 million as of December 31, 2001 are included in accrued liabilities in our consolidated balance sheet. There are no unpaid restructuring costs remaining as of June 30, 2002.

        Our business plan requires significant operating and capital expenditures, a substantial portion of which will be incurred before significant related revenue is realized. These expenditures, together with associated operating expenses, may result in our having substantial negative operating cash flow and substantial net operating losses for the foreseeable future. Our plan indicates that our revenue for the year 2002 will be between $354.0 million and $358.0 million and EBITDA will be between $(3.2) million and $(1.2) million for 2002. Although we believe that our plan, cost estimates and the scope and timing of our planned network build-out are reasonable, we cannot assure that actual revenues and costs or the timing of the revenues and expenditures, or that the scope and timing of our build-out, will be consistent with current estimates.

        Net cash used in operating activities decreased by $59.4 million to $34.6 million during the six months ended June 30, 2002, compared to the same period in 2001. This decrease is primarily the result of a $64.4 million decrease in our outstanding accounts payable during the six months ended June 30, 2001, as compared with a decrease of $18.9 million during the six months ended June 30, 2002. Accounts payable were unusually high at December 31, 2000 due to vendor disputes that were resolved in the first quarter of 2001. Net cash used in investing activities was $24.9 million for the six months ended June 30, 2002 compared to $57.0 million for the three months ended June 30, 2001. This decrease of $32.1 million is due to the completion of our 22 market nationwide network during 2001 and reflects reduced capital expenditures. Net cash provided by financing activities decreased by $54.4 million for the six months ended June 30, 2002 to $5.9 million. This decrease is primarily the result of decreased borrowings from our Credit Facility during the first six months of 2002 compared to the same period in 2001.

        Based on current estimates, including the benefit of our recapitalization, we expect that our existing cash balances, future cash flows (expected to be provided from ongoing operations), and available borrowings under our Credit Facility will be sufficient to fully fund our operations and capital expenditure requirements as contemplated in our business plan. Our expectations of future capital requirements and cash flows from operations are based on current estimates. Our actual capital requirements and cash flows could differ significantly from these estimates. If plans or assumptions change or prove to be inaccurate, we may be required to seek additional sources of capital, seek additional capital sooner than currently anticipated, or modify our expansion plans. Raising additional capital may be difficult given the current state of the telecommunications industry. If we were to raise additional capital, our operational and financial flexibility may be limited and any new financing could be dilutive to existing shareholders.

Critical Accounting Policies

        We prepare our consolidated financial statements and accompanying notes in accordance with accounting principles generally accepted in the United States applied on a consistent basis. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.

        We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. Actual results could differ from those estimates.

        Revenue Recognition.    We recognize revenue as we provide services to our customers. Monthly recurring charges include fees paid by our customers for lines in service and additional features on those lines, the leasing of our facilities network and colocation space. These charges are billed monthly, in advance, and are fully earned during the month. Usage charges, reciprocal compensation and access charges are billed in arrears and are fully earned when billed. Our non-recurring customer installation fees are deferred and amortized over our estimated customer lives. We do not anticipate any significant changes to the expected life of our customer base, but a material increase in the churn rates associated with our customer base could materially affect our future consolidated operating results. Revenue from long-term leases of private lines is recognized over the term of the lease unless it qualifies as a sales-type lease, on which revenue is recognized at the time of sale.

        Non-recurring Network Expense.    Our non-recurring fees paid to other carriers are deferred and amortized into network expense over the same period as the customer installation fee revenue.

        Losses on Accounts Receivable.    In evaluating the collectibility of our accounts receivable, we assess a number of factors including carrier disputes and regulatory issues, specific customer's ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assessments, we record both specific and general reserves for bad debt to reduce the related receivables from our customers and carriers to the amount that we ultimately expect to collect. If circumstances related to specific customers or carriers change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced from the levels provided for in our consolidated financial statements.

        Long-Lived Assets.    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, whenever events or changes in circumstances indicate that the carrying amount of any long-lived asset the company expects to hold and use may not be recoverable, we assess the asset for impairment. Pursuant to SFAS No. 144, if the sum of management's best estimate of the future undiscounted cash flows expected to be generated by the asset is less than the carrying amount of the asset, an impairment loss is recognized. The amount of the impairment loss is the amount by which the carrying amount of the asset exceeds the fair value of the asset.

        Depreciation and amortization.    Our calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and intangible assets. Although we believe that it is unlikely that any significant changes to the useful lives of our tangible or intangible assets will occur in the near term, rapid changes in technology, or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and our future consolidated operating results. Internal labor costs and related employee benefits related to the installation of property, plant and equipment are capitalized and depreciated over the estimated useful lives of the underlying property, plant and equipment. All software and property, plant and equipment service and maintenance costs are deferred and amortized into SG&A expense over the applicable contract term.

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

Reporting of Extinguishments of Debt

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, and eliminates the requirement under FASB No. 4 "Reporting Gains and Losses from Extinguishment of Debt" to report gains and losses from the extinguishments of debt as extraordinary items in the income statement. The statement eliminates the reporting of gains or losses from extinguishments of debt as an extraordinary item unless the extinguishment qualifies as an extraordinary item under the provisions of APB No. 30. Upon adoption, and gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB No. 30 should be reclassified to conform to the provisions of SFAS No. 145. While we continue to analyze the impact, we do not expect that the new standard will have a material impact on our consolidated financial statements.

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

	As of June 30, 2002
(Dollars in Thousands) Expected Maturity
	Debt	Weighted Average Interest Rate
2002	$—	—%
2003	1,875	5.12
2004	9,375	5.12
2005	16,875	5.12
2006	24,375	5.12
2007	40,500	5.12
2008	134,630	11.37
2009	—	—
2010	114,511	11.95

	342,141

Fair Market Value	$120,746	6.65%

PART II—OTHER INFORMATION

Item 1. Legal and Administrative Proceedings

        With the exception of the matter discussed in our Annual Report on Form 10-K, filed March 27, 2002, we are not aware of any material litigation against us. In the ordinary course of our business, we are involved in a number of regulatory proceedings before various state commissions and the FCC and other litigation.

Item 2. Changes in Securities and Use of Proceeds

        Not Applicable.

Item 3. Defaults Upon Senior Securities

        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        At our Annual Meeting of Shareholders held on June 12, 2002, the following proposals were adopted by the margins indicated.

  1.
  Election of Directors:

Name	Votes For	Votes Withheld
Robert C. Taylor, Jr.	8,236,683	123,155
James N. Perry, Jr.	8,354,704	5,134
William Kirsch	8,354,679	5,159
  2.
  Approval of the amendment of our 1998 Equity and Performance Incentive Plan to increase the number of shares authorized for issuance thereunder.

For	Against	Abstain	Broker Non-Votes
5,598,208	1,374,307	112,552	1,274,771

    A broker "non-vote" occurs when a nominee, such as a bank or broker, holding shares for a beneficial owner, does not vote on a particular proposal because the nominee does not have discretionary voting power with respect to that item and has not received instructions from the beneficial owner. As set forth in the May 9, 2002 Proxy, a "non-vote" with respect to proposal #2 has no effect.

  3.
  Ratify the appointment of Ernst & Young LLP as independent accountants.

For	Against	Abstain
8,354,554	2,217	3,067

Item 5. Other Information

        On June 13, 2002, Paul Yovovich submitted his resignation from the Board of Directors. The Board unanimously appointed Colin V.K. Williams to fill the vacancy. On July 10, 2002 Robert C. Taylor, Jr. submitted his resignation from the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Exhibit Description	Location
10.1	Letter Agreement between Robert C. Taylor, Jr. and Focal Communications Corporation, dated June 19, 2002	Filed herewith
10.2	Executive Employment Agreement with Kathleen Perone, dated June 17, 2002	Filed herewith
10.3	Non-qualified Stock Option Agreement (Initial grant), dated June 17, 2002	Filed herewith
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
  (b)
  Reports on Form 8-K

During the second quarter, we filed one Current Report on Form 8-K, which was filed April 12, 2002. We announced a Change in Certifying Accountants.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOCAL COMMUNICATIONS CORPORATION
Signature	Title	Date

/s/ Kathleen Perone Kathleen Perone	President, Chief Executive Officer and Director (Principal Executive Officer)	August 12, 2002
/s/ M. Jay Sinder M. Jay Sinder	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 12, 2002

QuickLinks

INDEX
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
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES