Form 10-Q
period 2002-09-30
FOCAL COMMUNICATIONS CORP
filed 2002-11-14
CIK 1059130

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

Commission file number 0-26821

Focal Communications Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	36-4167094 (IRS Employer Identification Number)

200 N. LaSalle Street
Suite 1100
Chicago, IL 60601
(Address of principal executive offices, including zip code)

(312) 895-8400
(Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or required for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        The number of shares outstanding of the issuer's common stock, as of October 31, 2002:

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
  Anticipated regulatory developments

        These statements are only predictions. You should be aware that these forward-looking statements are subject to risks and uncertainties, including financial and regulatory developments, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, our failure to:

  •
  Maintain acceptance of our services by new and existing customers

  •
  Attract and retain talented employees

  •
  Restructure or amend the terms of our existing debt to address our current defaults and future anticipated operating performance

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
  Raise sufficient capital on acceptable terms on a timely basis

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUE:
Enterprise revenue	$48,820	$40,212	$157,215	$110,438
Internet service provider revenue	25,900	44,909	96,389	138,730

Total revenue	74,720	85,121	253,604	249,168
EXPENSES:
Network expenses, excluding depreciation	49,040	41,318	131,529	115,884
Selling, general and administrative, excluding amortization	43,001	48,291	149,421	139,315
Depreciation and amortization	34,420	27,447	107,176	71,273
Restructuring costs	—	25,706	1,316	25,706

Total operating expenses	126,461	142,762	389,442	352,178

OPERATING LOSS	(51,741)	(57,641)	(135,838)	(103,010)

OTHER INCOME (EXPENSE):
Interest income	184	338	1,514	3,419
Interest expense and other income	(14,258)	(17,861)	(39,342)	(48,543)

Total other expense	(14,074)	(17,523)	(37,828)	(45,124)

LOSS BEFORE EXTRAORDINARY GAIN	(65,815)	(75,164)	(173,666)	(148,134)
GAIN ON DEBT EXTINGUISHMENT, NET OF TAX	—	11,493	—	11,493

NET LOSS	$(65,815)	$(63,671)	$(173,666)	$(136,641)
ACCRETION OF PAYMENT IN KIND DIVIDENDS ON CONVERTIBLE PREFERRED STOCK	(1,034)	—	(3,075)	—

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(66,849)	$(63,671)	$(176,741)	$(136,641)

BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK:
Loss from Continuing Operations	$(13.35)	$(42.85)	$(35.24)	$(84.72)
Extraordinary Gain	—	6.55	—	6.57

Basic and Diluted Net Loss per Share	$(13.35)	$(36.30)	$(35.24)	$(78.15)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING	4,929,604	1,753,965	4,927,416	1,748,571

The accompanying condensed notes are an integral part
of these condensed consolidated financial statements.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,071	$129,299
Accounts receivable, net of allowance for doubtful accounts of $24,703 and $9,000 at September 30, 2002 and December 31, 2001, respectively	66,002	89,481
Other current assets	16,636	24,409

Total current assets	147,709	243,189

Property, plant and equipment, at cost	675,341	644,954
Less—accumulated depreciation	(283,914)	(181,259)

Property, plant and equipment, net	391,427	463,695
Other noncurrent assets	21,908	21,514

	$561,044	$728,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,649	$58,667
Accrued liabilities	23,338	23,976
Short-term debt, previously classified as long-term	353,251	—
Convertible notes, previously classified as long-term	107,639	—
Current maturities of long-term debt	392	10,635

Total current liabilities	524,269	93,278

Long-term debt, net of current maturities	27,594	354,958

Other noncurrent liabilities	7,701	9,488

Convertible notes	—	101,447

Class A redeemable convertible preferred stock, net	49,789	46,346

Stockholders' equity:
Common Stock, $.01 par value; 250,000,000 shares authorized; 4,935,829 and 4,899,204 issued and outstanding at September 30, 2002 and December 31, 2001, respectively	49	49
Additional paid-in capital	290,461	288,419
Deferred compensation	(371)	(805)
Accumulated deficit	(338,448)	(164,782)

Total stockholders' equity	(48,309)	122,881

	$561,044	$728,398

The accompanying condensed notes are an integral part
of these condensed consolidated financial statements.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(173,666)	$(136,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107,176	71,273
Non-cash compensation expense	5,911	5,220
Loss on disposal and abandonment of fixed assets	1,980	14,128
Amortization of discount on senior notes	10,517	19,508
Extraordinary gain on extinguishment of debt, net of tax	—	(11,493)
Unpaid portion of restructuring charge	—	6,341
Payment in kind interest on convertible notes	6,192	—
Other	2,384	(2,343)
Changes in operating assets and liabilities:
Accounts receivable	23,479	(45,466)
Other current assets	3,822	(3,144)
Accounts payable and accrued liabilities	(19,656)	(67,630)
Other non-current assets and liabilities, net	(2,181)	4,868

Net cash used in operating activities	(34,042)	(145,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32,882)	(95,024)
Change in short-term investments	—	10,320

Net cash used in investing activities	(32,882)	(84,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Notes	—	(4,700)
Proceeds from issuance of debt	12,000	75,000
Payments on debt	(9,304)	(7,414)
Net proceeds from the issuance of common stock	—	2,343

Net cash provided by financing activities	2,696	65,229

NET DECREASE IN CASH AND CASH EQUIVALENTS	(64,228)	(164,854)
CASH AND CASH EQUIVALENTS, beginning of period	129,299	171,417

CASH AND CASH EQUIVALENTS, end of period.	$65,071	$6,563

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

        The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and repayment of liabilities in the ordinary course of business. However, as a result of the Company's default under the Senior Secured Credit Facility and other debt agreements (discussed more fully in Note 3), the realization of the Company's assets and repayment of its liabilities is subject to significant uncertainty. Negotiations with the Company's creditors could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of any change in business strategy or business plans as a result of these negotiations.

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

        Property, plant and equipment consists of the following:

	September 30, 2002	December 31, 2001
	(Unaudited)
Building and improvements	$8,470	$8,453
Communications network	439,334	406,032
Computer equipment	64,260	57,812
Leasehold improvements	111,773	105,470
Furniture and fixtures	12,792	12,459
Motor vehicles	532	532
Assets under capital lease	22,460	22,210
Construction in progress	15,720	31,986

	675,341	644,954
Less: Accumulated depreciation	(283,914)	(181,259)

Total	$391,427	$463,695

3.    Debt

        Short-term debt, previously classified as long-term, consists of the following:

	September 30, 2002	December 31, 2001
	(Unaudited)
12.125% senior discount notes ("1998 Notes"), net of unamortized discount of $6,203 at September 30, 2002	$128,427	$—
11.875% senior notes ("2000 Notes"), net of unamortized discount of $615 at September 30, 2002	113,896	—
Secured equipment term loan	17,928	—
$225,000 Senior Secured Credit Facility	93,000	—

Total	$353,251	$—

        Long-term debt consists of the following:

	September 30, 2002	December 31, 2001
	(Unaudited)
12.125% senior discount notes, net of unamortized discount of $16,657 at December 31, 2001	$—	$117,973
11.875% senior notes, net of unamortized discount of $678 at December 31, 2001	—	113,833
Secured equipment term loan	—	25,813
$225,000 Senior Secured Credit Facility	—	81,000
Obligations under capital lease	27,986	26,974

	27,986	365,593
Less—Current maturities	392	10,635

Total	$27,594	$354,958

        We have borrowed a total of $93,000 under our $225,000 Senior Secured Credit Facility (the "Credit Facility") as of September 30, 2002. The interest on amounts drawn is variable based on our leverage ratio, as defined in the Credit Facility. The principal payments are scheduled to begin on November 30, 2003.

        On August 9, 2001 we announced a $430,000 comprehensive recapitalization plan (see Note 8). In conjunction with this Plan, we purchased $16,793 in principal amount of our Notes during August 2001. This early retirement of our Notes resulted in an after-tax extraordinary gain of $11,493 for the nine months ended September 30, 2001.

        We are currently in default on both the Credit Facility and the Secured equipment term loan ("Equipment loan"). The defaults relate to both minimum revenue and minimum EBITDA covenants in the third quarter of 2002. Because of the default, we have reclassified our indebtedness under the Credit Facility, the Equipment Loan, the 1998 Notes, the 2000 Notes and the Convertible notes to current on our consolidated balance sheet. We are currently in discussions with the senior lenders to resolve the default.

4.    Restructuring

        During the second half of 2001, we revised our business plan to reflect several initiatives which included; (1) the consolidation of our voice and data business units; (2) a 22 market business plan; (3) a refinement of our managed Internet access strategy; and (4) the scale back of our DSL initiatives. In conjunction with this revised business plan, we recorded charges of $26,498 in the third and fourth quarters of 2001 for the reduction of our workforce, the abandonment of excess network facilities, the write-off of related network assets and other related costs. The $26,498 was composed of $14,425 in network fixed asset write-downs, $9,897 in abandonment of excess network facilities, $1,328 in employee severance costs and $848 in other related charges. In the first quarter of 2002 we recorded an additional charge of $1,316 as a result of an adjustment to the previously estimated restructuring costs. The $1,316 is composed of $895 in cash paid for the abandonment of excess network facilities and $421 in network fixed asset write-downs. For the nine months ended September 30, 2002 amounts paid associated with the abandonment of excess network facilities, employee severance, and other related charges totaled $2,744, $190, and $109, respectively. The unpaid restructuring costs of $2,148 as of December 31, 2001 are included in accrued liabilities in our consolidated balance sheet. There are no unpaid restructuring costs remaining as of September 30, 2002.

5.    Loss Per Share

        We compute basic loss per common share based on the weighted average number of shares of common stock outstanding for the period. This calculation excludes certain unvested shares of restricted common stock. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options and unvested shares of restricted common stock, and as-converted preferred stock and notes. Since the results of the adjustments required for the diluted weighted average common shares outstanding are anti-dilutive for the three and nine months ended September 30, 2002 and 2001, they have been excluded from the net loss per share calculation. Our basic and diluted weighted average number of shares outstanding for the three and nine months ended September 30, 2002 and 2001 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)
Basic weighted average number of common shares outstanding	4,929,604	1,753,965	4,927,416	1,748,571
Dilutive stock options and unvested restricted common shares	293,455	15,676	319,157	48,528
Dilutive as-converted preferred stock	1,508,923	—	1,480,021	—
Dilutive as-converted notes	3,017,846	—	2,960,304	—

Dilutive weighted average number of common shares outstanding	9,749,828	1,769,641	9,686,898	1,797,099

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

        During the first quarter of 2002 we issued 352,857 shares of restricted common stock to certain management employees. As of October 31, 2002, 187,143 shares remain unvested, 75,000 shares have vested and 90,714 shares have been returned to the Company due to employee departures. The restricted stock grant resulted in total non-cash compensation of approximately $1,500 which will be ratably charged to income over the vesting period. The stock will vest 25% on January 1, 2003 and 12.5% every six months for the following three years.

        During March 2002, we granted 248,787 stock options to employees and executive officers under our 1998 Equity and Performance Plan. The stock options were granted at $4.53 per share, the fair market value on the date of the grant, and will vest 25% on January 1, 2003 and 12.5% every six months thereafter.

7.    Segment Information

        We currently operate solely in the United States and are organized primarily on the basis of strategic geographic operating segments that provide communications services in each respective geographic region. All of our geographic operating segments have been aggregated into one reportable segment as of September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002 and 2001.

        Our chief operating decision-makers view earnings before interest, income taxes, depreciation and amortization ("EBITDA") as the primary measure of profit and loss. The following represents information about revenue, EBITDA (which excludes non-cash compensation and restructuring costs) and capital expenditures for the nine months ended September 30, 2002 and 2001:

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
Revenue	$253,604	$249,168
EBITDA	(21,435)	(811)
Capital expenditures	32,882	95,024

        The following reconciles our total segment EBITDA to our consolidated net loss for the nine months ended September 30, 2002 and 2001:

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
Total EBITDA for reportable segment	$31,257	$63,050
Corporate EBITDA	(52,692)	(63,861)

Total Company EBITDA	(21,435)	(811)
Depreciation and amortization	(107,176)	(71,273)
Interest expense and other income	(39,342)	(48,543)
Interest income	1,514	3,419
Restructuring costs	(1,316)	(25,706)
Non-cash compensation expense	(5,911)	(5,220)

Net Loss before Extraordinary Gain	$(173,666)	$(148,134)

        Total assets for the reportable segment were $441,606 and $518,825 as of September 30, 2002 and December 31, 2001, respectively. The following reconciles our total segment assets to our consolidated total assets as of September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
	(Unaudited)
Total assets for reportable segment	$441,606	$518,825
Corporate assets:
Cash and cash equivalents	65,071	129,299
Other current assets	6,934	14,852
Property, plant and equipment, net	25,525	43,908
Other noncurrent assets	21,908	21,514

Total consolidated assets	$561,044	$728,398

8.    Recapitalization

        On October 26, 2001, we undertook a broad financial restructuring initiative, which included the following components:

  •
  The infusion of $150,000 of investment capital, consisting of the issuance of $50,000 in class A redeemable voting convertible preferred stock and the incurrence of $100,000 in senior convertible loans, which will mature on December 31, 2007. The proceeds from the issuance of both securities were allocated to preferred stock and the convertible loans, respectively, as the embedded conversion option within the convertible instruments were not beneficial to the holders of the securities on October 26, 2001. Both securities are convertible into our common shares and will accrue 8% payment-in-kind ("PIK") interest or dividends. Both securities have a conversion price that is subject to adjustment based on future events including certain issuances of common stock at a price per share less than the original conversion price, certain issuances of options, warrants or convertible securities with an exercise price or conversion price that is less than the original conversion price and a liquidation or change in control of the company. The current conversion price is approximately $35.69 per share. The PIK interest and dividends are for a minimum of five years with acceleration provisions in the event of certain developments such as change in control or prepayments. After five years interest and dividends may be payable in cash, at our option. We recorded $6,192 and $3,075 of PIK interest and dividend accretion, respectively, on our convertible loans and convertible preferred stock during the nine months ended September 30, 2002. Due to the default on the Credit Facility and the Equipment Loan, the convertible notes have been reclassified to current on our consolidated balance sheet.

  •
  Exchange and purchase arrangements that resulted in the retirement of approximately $295,859 in principal amount at maturity of our 1998 and 2000 Notes. In August 2001, we purchased $16,793 in principal amount at maturity of our Notes for $4,699. In October 2001, we purchased $465 in principal amount at maturity of our Notes for $159 and exchanged $278,602 in principal amount at maturity of our Notes for 3,169,511 shares of common stock.

  •
  The issuance through a pro rata dividend to our stockholders of record as of October 25, 2001 of warrants to purchase 293,944 shares of common stock.

  •
  An amendment to our existing senior credit facility to provide a total of $225,000 of borrowing capacity.

  •
  A declaration of a 35:1 reverse stock split by our Board of Directors on February 25, 2002, effective March 11, 2002.

9.    Subsequent Event

        On October 9, 2002, the Company announced the elimination of approximately 300 positions through a company-wide reduction in force. The Company expects the reduction, which was effective immediately, will result in annual expense savings of approximately $25,000. These headcount reductions will result in a one-time restructuring charge of approximately $2,000 in the fourth quarter of 2002.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        General.    We provide voice and data services to communications-intensive users in major cities. We began operations in 1996 and initiated service first in Chicago in May 1997. We completed our initial 22 market build-out in 2001. In October 2002 we began providing service in Connecticut which allows us to offer services in a total of 23 markets. We have leveraged the investment we have already made in the New York metropolitan area to provide service in Connecticut, with minimal incremental capital expenditures. As of September 30, 2002 we had 691,204 lines installed and in service.

        Since the end of the second quarter of 2002, there have been several significant changes to the Focal management structure. In June 2002, Kathleen Perone succeeded Robert C. Taylor, Jr. as our President and Chief Executive Officer. In August 2002, Elizabeth Vanneste joined the management team as the Executive Vice President of Sales & Marketing. In October 2002, the Company's Chief Operating Officer and several other Vice Presidents left the Company. During the quarter, Ms. Perone began an exhaustive analysis of many of the Company's practices and policies, with a significant emphasis on identifying potential cost savings and improvements in efficiency. Among the efforts undertaken were an analysis of all vendor contracts, a study of network utilization and optimization, an internal review of outstanding past due receivables, and an update of many of the critical elements in the Company's underlying assumptions to its business model. The internal review of the outstanding past due receivables resulted in the identification and recording of customer billing credits resulting in a reduction to revenue of $10.2 million in the third quarter of 2002. To update the critical elements of the Company's business model, current market conditions were incorporated in the underlying assumptions regarding revenue, sales productivity, markets, products, purchasing, building out the network infrastructure and capital expenditures, where appropriate.

        The management team also made a decision to initiate discussions with the senior lenders, retain outside financial advisers, eliminate almost 300 positions, and launch a process re-engineering initiative to independently evaluate, monitor, and improve parts of the business.

        Management is conducting a thorough and immediate examination of all areas where there is a potential for enhancing productivity, eliminating unnecessary expense, and improving customer service. In pursuing these focus areas, management concluded that a number of improvements were possible, and have embarked on a six to nine month program to substantially improve these areas without introducing new costs to the Company. Areas being pursued for additional efficiency and expense reduction include the provisioning, credit and collection, and billing areas, as well as the network planning and network engineering functions. Many of the process improvements are immediate, and will be implemented without delay. Several of the network initiatives will occur over several quarters, as greater efficiencies are achieved over time.

        Revenue.    Enterprise revenue includes all services sold to corporations, government entities, carriers, value-added resellers and through our agent channel. Our Enterprise and Internet service provider service offerings include circuit switched lines, colocation, Internet access services, and other broadband services. Enterprise and Internet service provider revenue is primarily composed of monthly recurring charges, private line sales, usage charges, and initial non-recurring charges. Monthly recurring charges include the fees paid by our customers for lines in service and additional features on those lines, the leasing of our facilities network and colocation space. Private lines are point-to-point circuits that do not necessarily utilize our circuit switches. The revenue for these sales is generally recognized on a monthly recurring basis. Usage charges consist of fees paid by our customers for minutes of use, fees paid by carriers for each call made, fees paid by ILECs and other CLECs as reciprocal compensation, and access charges paid by the Inter-Exchange Carriers for long distance traffic that we originate and terminate. Non-recurring revenue is typically derived from fees charged to install new customer lines and is deferred and amortized over estimated customer lives.

        In the third quarter of 2002 we initiated an internal review to encourage collection and resolution of outstanding past due receivables. During this process we determined that some of our customers had attempted to disconnect lines or other services or believed that they were entitled to discounts that we had not fully recognized. Therefore, we conducted a review of our lines in service. In connection with resolving these items, we identified and recorded customer credits that resulted in a reduction to revenue of $10.2 million in the third quarter of 2002.

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

        Currently, Focal has these types of reciprocal compensation rate agreements with SBC Communications and Bell South. In other markets not covered by these agreements, Focal is compensated under various rate plans prescribed by the Federal Communications Commission or state agencies. Under some state rate plans, Focal is not compensated for Internet Service Provider traffic. Because of the past legal and regulatory uncertainties regarding reciprocal compensation, Focal cannot predict the exact nature of any future agreements. If the future reciprocal compensation rates are different from the rates currently in effect, Focal may be affected either positively or negatively, depending on the direction and magnitude of the changes. Focal estimates that for every $0.0001 change in the reciprocal compensation per minute rate, revenue would change an average of $2.9 million on an annual basis. A $0.0001 change represents a 6.3% change from our current average reciprocal compensation billing rate.

        Expenses.    Our expenses are categorized as network expenses, excluding depreciation; selling, general and administrative, excluding amortization; depreciation and amortization; and restructuring costs. Network expenses are composed of leased transport charges, the cost of leasing space in ILEC central offices for colocating our transmission equipment, the cost of leasing our nationwide Internet network, reciprocal compensation payments and the cost of completing long distance calls. Leased transport charges are the lease payments we make for the use of fiber transport facilities connecting our customers to our switches and for our connection to the ILECs' and other CLECs' networks. We record network expense net of disputes we have filed when we are confident they will be resolved in our favor. In the third quarter of 2002 we increased network expense by $1.2 million relating to a change in estimate in our reserve against unresolved disputes. Generally, we have been successful in negotiating lease agreements that match the duration of our customer contracts, thereby allowing us to avoid the risk of incurring expenses associated with transport facilities that are not being used by revenue generating customers.

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

        A key aspect of our "smart-build" strategy is that we only operate in Tier-1 markets which are served by multiple fiber providers. When traffic volumes grow sufficiently to justify investing in our own network, we have purchased our own fiber capacity. As of September 30, 2002 we were operating our own fiber networks in 10 of our markets.

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

	2002			2001
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Enterprise Revenue ($ in Thousands)	$48,820	$57,895	$50,500	$44,439	$40,212
Internet Service Provider("ISP") Revenue ($ in Thousands)	$25,900	$36,513	$33,976	$38,778	$44,909
Reciprocal Compensation as % of Total Revenue	18%	17%	16%	21%	23%
Access as % of Total Revenue	17%	11%	14%	16%	14%
Days Sales Outstanding	79	87	110	97	98
Lines Sold During the Quarter	52,138	83,799	88,828	93,482	104,452
Gross Lines Installed During the Quarter	47,091	72,424	73,365	94,302	86,369
Lines Disconnected During the Quarter	74,884	57,379	64,197	52,166	29,519
Cumulative Net Lines Installed to Date(1)	691,204	718,997	703,952	694,784	652,648
Estimated Enterprise Lines as % of Installed Lines(3)	73%	72%	65%	60%	53%
ILEC Switches Interconnected	3,214	3,212	3,046	2,633	2,441
Quarterly Minutes of Use (in Billions)	11.0	10.6	10.3	9.2	8.3
Markets in Operation	22	22	22	22	22
Circuit Switches Operational	28	28	28	28	26
Capital Expenditures ($ in Thousands)	$7,992	$14,210	$10,680	$27,107	$27,682
Employees(4)	1,125	1,205	1,278	1,377	1,242
Sales Force(2)	270	289	346	386	256

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

(4)
In October 2002, the Company eliminated approximately 300 positions through a company-wide reduction in force. This included 113 quota bearing sales professionals.

        We sold 52,138 lines during the third quarter of 2002, had gross installs of 47,091 lines, had gross disconnects of 74,884 lines, and therefore disconnected 27,793 lines on a net basis. Both the sales and installation activity was heavily weighted in favor of our Enterprise business. Sales activity in the Enterprise business remained consistent in the first three quarters of 2002 as compared to the same periods in 2001. Disconnects were primarily a result of customers ceasing operations and customers merging with or being acquired by other companies. Subsequent to September 30, 2002, the Company has received disconnect notices for approximately 150,000 lines, the majority of which serve Internet Service Provider customers, and are anticipated to be recorded in the fourth quarter of 2002. Most of these lines were under-utilized at September 30, 2002.

Results of Operations

        Operating Revenues. The following tables summarize our operating revenues for the three months and nine months ended September 30, 2002 and 2001:

	For the Three Months Ended September 30,
(Dollars in Thousands)			Percent Change
	2002	2001
Enterprise Revenue	$48,820	$40,212	21.4%
ISP Revenue	25,900	44,909	(42.3)

Total Revenue	$74,720	$85,121	(12.2)%

	For the Nine Months Ended September 30,
(Dollars in Thousands)			Percent Change
	2002	2001
Enterprise Revenue	$157,215	$110,438	42.4%
ISP Revenue	96,389	138,730	(30.5)

Total Revenue	$253,604	$249,168	1.8%

        Enterprise revenue increased $8.6 million for the three months ended September 30, 2002 compared to the same prior year period, primarily resulting from the net effect of the following:

  •
  A decrease in end-user revenue in 2002 related to the unfavorable resolution of certain billing disputes resulting from the Company's efforts to collect past due receivable balances. These activities resulted in the issuance of credits that reduced accounts receivable and revenue by $6.1 million.

  •
  An increase of 158,338 net Enterprise lines in service on a year over year basis, representing a 45% increase.

  •
  An increase in minutes of use to 4.9 billion for the third quarter 2002 from 1.9 billion for third quarter of 2001 representing a 159% increase. The increase in minutes of use is attributable to the increase in lines and the focus in 2002 on increasing telecommunication services to our larger corporate and national customers.

  •
  Decreased reciprocal compensation and access rates resulting in decreased revenue of approximately $3.3 million in the third quarter of 2002.

  •
  An increase in carrier revenue in the third quarter of 2002 related to non-recurring prior-period billing of $1.6 million offset by several non-recurring rate uncertainty and dispute resolutions netting to $0.4 million. Carrier revenue for the three months ended September 30, 2001 includes non-recurring revenue of $1.1 million relating to rate uncertainty and dispute resolutions.

        Enterprise revenue increased $46.8 million for the nine months ended September 30, 2002 compared to the same prior year period, primarily resulting from the net effect of the following:

  •
  A decrease in end-user revenue in 2002 related to the issuance of credits of $10.0 million due to the aforementioned resolution of billing disputes. These credits were offset by non-recurring termination fees of $1.2 million.

  •
  An increase of 158,338 net Enterprise lines in service on a year over year basis, representing a 45% increase.

  •
  An increase in minutes of use to 12.5 billion for the nine months ended September 30, 2002 from 4.4 billion for the same prior year period representing a 182% increase. The increase in minutes of use is attributable to the increase in lines and the focus in 2002 on increasing telecommunication services to larger corporate and national accounts.

  •
  Decreased reciprocal compensation and access rates resulting in decreased revenue of approximately $12.9 for the nine months ended September 30, 2002.

  •
  An increase in carrier revenue in 2002 related to non-recurring prior-period billing of $10.1 million offset by several non-recurring rate uncertainty and dispute resolutions netting to $0.4 million. Carrier revenue for the nine months ended September 30, 2001 includes non-recurring revenue of $2.6 million relating to rate uncertainty and dispute resolutions and non-recurring revenue of $5.9 million from Indefeasible Right of Use private line sales.

        Internet Service Provider revenue decreased $19.0 million for the three months ended September 30, 2002 compared to the same prior year period primarily resulting from the net effect of the following:

  •
  A decrease in end-user revenue for the three months ended September 30, 2002 related to the issuance of credits of $4.1 million due to the aforementioned resolution of billing disputes.

  •
  A decrease of 119,782 net ISP lines in service on a year over year basis, representing a 39% decrease. The decrease in lines is primarily the result of decreased sales as customers have significantly scaled back their expansion plans and net disconnects. The net disconnects are the result of customers ceasing or substantially scaling back operations and merging with or being acquired by other companies.

  •
  Decreased reciprocal compensation and access rates resulting in decreased revenue of approximately $3.3 million in the third quarter of 2002.

  •
  An increase in carrier revenue for the three months ended September 30, 2002 related to non-recurring prior-period billing of $1.0 million and several non-recurring rate uncertainty and dispute resolutions netting to $0.6 million. Carrier revenue for the three months ended September 30, 2001 includes non-recurring revenue of $1.9 million relating to rate uncertainty and dispute resolutions.

        Internet Service Provider revenue decreased $42.3 million for the nine months ended September 30, 2002 compared to the same prior year period primarily resulting from the net effect of the following:

  •
  A decrease in end-user revenue in 2002 related to the issuance of credits of $5.2 million due to the aforementioned resolution of billing disputes.

  •
  A decrease of 119,782 net ISP lines in service on a year over year basis, representing a 39% decrease. The decrease in lines is primarily the result of decreased sales as customers have significantly scaled back their expansion plans and net disconnects. The net disconnects are the result of customers ceasing or substantially scaling back operations and merging with or being acquired by other companies.

  •
  Decreased reciprocal compensation and access rates resulting in decreased revenue of approximately $12.9 million for the nine months ended September 30, 2002.

  •
  An increase in carrier revenue in 2002 related to non-recurring prior-period billing of $8.8 million and several non-recurring rate uncertainty and dispute resolutions netting to $3.0 million. Carrier revenue for the nine months ended September 30, 2001 includes non-recurring revenue of $4.4 million relating to rate uncertainty and dispute resolutions.

        Operating Expenses. The following tables summarize our operating expenses for the three months and nine months ended September 30, 2002 and 2001:

	For the Three Months Ended September 30,
(Dollars in Thousands)			Percent Change
	2002	2001
Network expenses, excluding depreciation	$49,040	$41,318	18.7%
Selling, general and administrative, excluding amortization	43,001	48,291	(11.0)
Depreciation and amortization	34,420	27,447	25.4
Restructuring costs	—	25,706	(100.0)

Total operating expenses	$126,461	$142,762	(11.4)%

	For the Nine Months Ended September 30,
(Dollars in Thousands)			Percent Change
	2002	2001
Network expenses, excluding depreciation	$131,529	$115,884	13.5%
Selling, general and administrative, excluding amortization	149,421	139,315	7.3
Depreciation and amortization	107,176	71,273	50.4
Restructuring costs	1,316	25,706	(94.9)

Total operating expenses	$389,442	$352,178	10.6%

        Network expenses increased $7.7 million, or 18.7%, for the three months ended September 30, 2002 compared to the same prior year period. The increase is primarily the result of the following:

  •
  An increase of 38,556, or 6%, net lines in service on a year over year basis.

  •
  An increase in minutes of use of 32% on a year over year basis.

  •
  An increase in expense of $1.2 million for the three months ending September 30, 2002 relating to a change in estimate in our reserve for unresolved disputes we have filed with vendors.

        Network expenses increased $15.6 million, or 13.5%, for the nine months ended September 30, 2002 compared to the same prior year period. The increase is primarily the result of the following:

  •
  An increase of 30% in average lines in service for the nine months ended September 2002 compared to the same prior year period.

  •
  An increase in minutes of use of 37% for the nine months ended September 2002 compared to the same prior year period.

  •
  Non-recurring expense of approximately $2.1 million relating to Indefeasible Right of Use private line sales in the second quarter of 2001.

  •
  The increases in lines in service and minutes of use were offset by reduced costs primarily due to efficiencies from our network regrooming efforts. Network expense per average line, adjusted for the private line sales expense, decreased to $187 per average line for the nine months ended September 30, 2002 from $210 per average line for the same period in 2001.

  •
  An increase in expense of $1.2 million for the nine months ending September 30, 2002 relating to a change in estimate in our reserve for unresolved disputes we have filed with vendors.

        As a result of the increase in revenue of $4.4 million, or 1.8%, and the increase in network expenses of $15.6 million, or 13.5%, our gross margin percent for the nine months ended September 30, 2002 of 48.1% decreased from 53.5% for the same prior year period.

        Our SG&A expenses decreased $5.3 million for the three months ended September 30, 2002 compared to the same prior year period. The decrease is primarily due to the net effect of the following:

  •
  A decrease in salary and salary related costs due to a 9% headcount decline year over year and other salary related cost saving efforts.

  •
  A decrease in professional services and other expenses due to cost savings efforts.

  •
  An increase in bad debt expense reflecting the down-turn in the economy and the telecommunications industry and the bankruptcies of several large customers and carriers.

        Our SG&A expenses increased $10.1 million for the nine months ended September 30, 2002 compared to the same prior year period. This increase is primarily attributable to the increase in bad debt expense for the second quarter of 2002 offset by reduced professional services and other expenses. The reduction in professional services and other expenses is a result of cost saving efforts. Our bad debt expense increased in 2002 reflecting the down-turn in the economy and the telecommunications industry and the bankruptcies of several large customers and carriers. The following table summarizes our allowance for doubtful accounts for the three and nine months ended September 30, 2002:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in Thousands)
	2002	2001	2002	2001
Allowance for Doubtful Accounts, beginning of period	$22,547	$11,800	$9,000	$9,600
Bad Debt Expense	7,641	2,614	23,109	4,537
Net Write-offs	5,485	3,314	7,406	3,037

Allowance for Doubtful Accounts, end of period	$24,703	$11,100	$24,703	$11,100

        Depreciation and amortization increased $7.0 million and $35.9 million for the three and nine months ended September 30, 2002 compared to the same prior year periods. This increase is a result of an increase in our depreciable fixed asset base in our existing markets, which included six additional switches, and the expansion into Miami, our 22nd market, during the third quarter of 2001. Our construction in progress declined from $73.9 million at June 30, 2001 to $22.7 million at September 30, 2001 and has continued to decrease since that time. Construction in progress as a percent of total fixed assets is lower due to completion of our initial 22 market build-out in 2001.

        Other expense. The following tables summarize our other expenses for the three and nine months ended September 30, 2002 and 2001:

	For the Three Months Ended September 30,
(Dollars in Thousands)			Percent Change
	2002	2001
Interest income	$184	$338	(45.6)%
Interest expense and other income	(14,258)	(17,861)	(20.2)

Total other expense	$(14,074)	$(17,523)	(19.7)%

	For the Nine Months Ended September 30,
(Dollars in Thousands)			Percent Change
	2002	2001
Interest income	$1,514	$3,419	(55.7)%
Interest expense and other income	(39,342)	(48,543)	(19.0)

Total other expense	$(37,828)	$(45,124)	(16.2)%

        Interest income decreased $0.2 million and $1.9 million for the three and nine months ended September 30, 2002 compared to the same prior year periods. This decrease is primarily due to lower cash and short-term investments during the first nine months of 2002 as compared with the same prior year period. Our interest expense and other income decreased $3.6 million and $9.2 million for the three and nine months ended September 30, 2002 compared to the same prior year periods. This decrease is primarily due to the retirement of $295.8 million in principal amount at maturity of our 1998 and 2000 Notes as part of our recapitalization plan we completed on October 26, 2001. This reduction was offset by an increase in interest expense related to $18.0 million of additional borrowing under our Credit Facility and the issuance of $100.0 million of senior convertible loans as part of our recapitalization plan.

Liquidity and Capital Resources

Cash and Cash Flows

        We had $65.1 million and $129.3 million in cash and cash equivalents available at September 30, 2002 and December 31, 2001, respectively. As of October 31, 2002, we had $57.2 million in cash and cash equivalents. During the first nine months of 2002, sources of funding were additional borrowings under our Credit Facility and existing cash reserves. We have drawn $93.0 million and $81.0 million from the Credit Facility as of September 30, 2002 and December 31, 2001, respectively. The interest on amounts drawn is variable based on our leverage ratio, as defined in our Credit Facility. The weighted average interest rate as of September 30, 2002 was 5.08%. The initial commitment fee on the unused portion of the Credit Facility is 1.5% and will step down based on usage. The lenders under our Credit Facility and Equipment Loan have a security interest in substantially all of our assets, including our cash balances.

        Net cash used in operating activities decreased by $111.3 million to $34.0 million during the nine months ended September 30, 2002, compared to the same period in 2001. This decrease is primarily the result of a $21.9 million decrease in our accounts receivable balance during the first nine months of 2002, as compared to with an increase of $45.5 million during the first nine months of 2001. Also contributing to this decrease is a $59.0 million decrease in our outstanding accounts payable during the nine months ended September 30, 2001, as compared with a decrease of $19.0 million during the nine months ended September 30, 2002. Accounts payable were unusually high at December 31, 2000 due to vendor disputes that were resolved in the first quarter of 2001. Net cash used in investing activities was

$32.9 million for the nine months ended September 30, 2002 compared to $84.7 million for the nine months ended September 30, 2001. This decrease of $51.8 million is due to the completion of our 22 market nationwide network during 2001 and reflects reduced capital expenditures. Net cash provided by financing activities decreased by $62.5 million for the nine months ended September 30, 2002 to $2.7 million. This decrease is primarily the result of decreased borrowings from our Credit Facility during the first nine months of 2002 compared to the same period in 2001.

        Our capital expenditures were $32.9 million for the nine months ended September 30, 2002. This primarily reflects capital spending to support our Enterprise line growth, our Internet access services and the expansion of our nationwide network in existing markets.

Liquidity Assessment

        Our business plan requires significant operating and capital expenditures, a substantial portion of which will be incurred before significant related revenue is realized. These expenditures, together with associated operating expenses, may result in our having substantial negative operating cash flow and substantial net operating losses for the foreseeable future. To fund our operations and necessary capital expenditures, we have incurred a significant amount of indebtedness. As of September 30, 2002, we had an aggregate of $488.9 million of indebtedness.

        Our Credit Facility provides for aggregate borrowings of up to $225.0 million, subject to satisfaction of certain borrowing base requirements. We are currently in default on both the Credit Facility and the secured equipment term loan ("Equipment Loan"). Such default currently precludes additional borrowings. The defaults relate to both minimum revenue and minimum EBITDA covenants in the third quarter of 2002. Because of the default, we have reclassified our indebtedness under the Credit Facility, the Equipment Loan, the 1998 Notes, the 2000 Notes and the Convertible notes to current on our consolidated balance sheet. We are currently in discussions with the senior lenders to resolve the default.

        Based on current estimates, which are contingent upon the discussions with the senior lenders to resolve the default under the Credit Facility and the Equipment Loan, we expect that our existing cash balances and future cash flows (expected to be provided from ongoing operations) will be sufficient to fully fund our operations, capital expenditure and debt service requirements as contemplated in our current business plan over the next 12 months. If we are not able to resolve the default, or if the lenders take possession of our existing cash balances, we will not be able to fund our current operations, capital expenditure and debt service requirements as contemplated in our business plan. There can be no assurance that we will be successful in our discussions with the senior lenders. If we are not successful, the senior lenders under these facilities will be entitled to exercise their remedies under the Credit Facility and the Equipment Loan which includes the right to accelerate the debt outstanding under such agreements and the right to foreclose upon their collateral, which includes our existing cash balances.

        Our senior lenders have informed us that they will require us to effect a comprehensive balance sheet restructuring in connection with resolving our existing defaults under our Credit Facility and Equipment Loan. Such a restructuring is required in light of our significant indebtedness and existing conditions in the telecommunications industry (which have continued to deteriorate over the last year). In that regard, we have engaged a financial advisor to assist us in evaluating our alternatives and are in active discussions with our senior lenders regarding such a restructuring. At this time, it is impossible to predict the final terms, form or timing of such a restructuring. In any event, the restructuring will be designed to significantly reduce our indebtedness and strengthen our overall balance sheet. Our senior lenders have indicated that they may require us to implement such restructuring through a Chapter 11 bankruptcy proceeding. During such a restructuring, we expect to operate in the ordinary course of business, with normal and regular terms with our suppliers and customers. There can be no assurance that our suppliers will continue to provide normal trade credit on terms acceptable to us, if at all, or that customers will continue to do business or enter into new business with us.

Historical Financing Transactions

        On October 26, 2001, we undertook a broad financial restructuring initiative, which included the following components:

  •
  The infusion of $150.0 million of investment capital, consisting of the issuance of $50.0 million in class A redeemable voting convertible preferred stock and the incurrence of $100.0 million in senior convertible loans, which will mature on December 31, 2007. The proceeds from the issuance of both securities were allocated to preferred stock and the convertible loans, respectively, as the embedded conversion option within the convertible instruments were not beneficial to the holders of the securities on October 26, 2001. Both securities are convertible into our common shares and will accrue 8% payment-in-kind ("PIK") interest or dividends. Both securities have a conversion price that is subject to adjustment based on future events including certain issuances of common stock at a price per share less than the original conversion price, certain issuances of options, warrants or convertible securities with an exercise price or conversion price that is less than the original conversion price and a liquidation or change in control of the company. The current conversion price is approximately $35.69 per share. The PIK interest and dividends are for a minimum of five years with acceleration provisions in the event of certain developments such as change in control or prepayments. After five years interest and dividends may be payable in cash, at our option. We recorded $6.2 million and $3.1 million of PIK interest and dividend accretion respectively, on our convertible loans and convertible preferred stock during the nine months ended September 30, 2002. Due to the default on the Credit Facility and the Equipment Loan previously discussed, the convertible loans have been reclassified to current on our consolidated balance sheet. The outstanding balance of the convertible notes at September 30, 2002 is $107.6 million.

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

        On February 18, 1998, we received $150.0 million in gross proceeds from the sale of our 1998 Notes due 2008. The 1998 Notes were to accrete to an aggregate stated principal amount of $270 million by February 15, 2003. On October 26, 2001, approximately $115.5 million of accreted value was retired under exchange and purchase arrangements as part of our comprehensive recapitalization plan. No interest is payable on the 1998 Notes prior to August 15, 2003. Thereafter, cash interest will be payable semiannually on August 15 and February 15 of each year. Due to the default on the Credit Facility and the Equipment Loan previously discussed, the 1998 Notes have been reclassified to short-term on our consolidated balance sheet. The outstanding accreted value of the 1998 Notes at September 30, 2002 is $128.4 million.

        On January 12, 2000, we received approximately $265.7 million in net proceeds from the issuance of our 2000 Notes due 2010. The 2000 Notes bear interest at a rate of 11.875% per annum payable on July 15 and January 15. The 2000 Notes are due January 2010. On October 26, 2001, approximately $160.5 million of the stated principal amount at maturity was retired under exchange and purchase arrangements as part of our comprehensive recapitalization plan. Due to the default on the Credit Facility and the Equipment Loan previously discussed, the 2000 Notes have been reclassified to short-term on our consolidated balance sheet. The outstanding accreted value of the 2000 Notes at September 30, 2002 is $113.9 million.

        We utilized an Equipment Loan from a third party with a maximum borrowing level of $50 million. The Equipment Loan provided for, among other things, equipment drawdowns through December 31, 1999, and requires repayment based on 60 equal monthly installments of principal and interest for each drawdown. Due to the default on the Credit Facility and the Equipment Loan previously discussed, the Equipment Loan has been reclassified to short-term on our consolidated balance sheet. The outstanding balance of the Equipment Loan at September 30, 2002 is $17.9 million.

Contractual Obligations and Commercial Commitments

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

        During 1999, we entered into agreements with carriers for the acquisition of indefeasible rights of use for dark fiber transport capacity for a minimum of 10,800 fiber miles. The terms of the agreements are for 20 years with a total minimum commitment of approximately $71 million. One of these agreements has been accounted for as a capital lease. In June 2000, we signed an agreement with a carrier for the lease of fiber transport capacity for a five-year term and a minimum commitment of $135.6 million. Additionally, we are party to a products purchase agreement with a vendor that expires March 31, 2003. This agreement requires us to place orders for certain network products. The remaining commitment as of September 30, 2002 is $9.8 million under this agreement.

        The table below provides the payments due by period for our contractual obligations:

(Dollars in Thousands)	2002	2003	2004	2005	2006
Debt at face value	$360,069	$—	$—	$—	$—
Convertible notes	107,639	—	—	—	—
Obligations under capital lease	670	3,348	3,352	3,352	3,352
Obligations under operating leases	4,088	15,937	16,098	16,514	16,453
Unconditional purchase obligations	14,083	32,996	30,000	15,000	—

Total Contractual Cash Obligations	$486,549	$52,281	$49,450	$34,866	$19,805

(Dollars in Thousands)	2007	2008	2009	2010	Thereafter
Debt at face value	$—	$—	$—	$—	$—
Convertible notes	—	—	—	—	—
Obligations under capital lease	3,352	3,352	3,352	3,352	34,088
Obligations under operating leases	16,347	13,661	8,230	5,261	10,093
Unconditional purchase obligations	—	—	—	—	—

Total Contractual Cash Obligations	$19,699	$17,013	$11,582	$8,613	$44,181

        As a result of our defaults on the Credit Facility and the Equipment Loan, the debt and Convertible notes are reflected in the above table as due in 2002.

2001 Restructuring Charges

        During the second half of 2001, we commenced a restructuring of our operations in conjunction with our revised business plan and recorded a restructuring charge of $26.5 million for a reduction in our workforce, the abandonment of excess network facilities, the write-off of related network assets and other related costs. The $26.5 million is comprised of $14.4 million in network fixed asset write-downs, $9.9 million in abandonment of excess network facilities, $1.3 million in employee severance costs and $0.9 million in other related charges. In the first quarter of 2002 we recorded an additional charge of $1.3 million as a result of an adjustment to the previously estimated restructuring costs. The $1.3 million is comprised of $0.9 million in cash paid for the abandonment of excess network facilities and $0.4 million in network fixed asset write-downs. For the nine months ended September 30, 2002 amounts paid associated with the abandonment of excess network facilities, employee severance, and other related charges totaled $2.7 million, $0.2 million, and $0.1 million, respectively. The remaining unpaid restructuring costs of $2.1 million as of December 31, 2001 are included in accrued liabilities in our consolidated balance sheet. There are no unpaid restructuring costs remaining as of September 30, 2002.

Debt Ratings

        In June 2002, Standard and Poor's raised our corporate and unsecured debt ratings to CC and C, respectively, and downgraded our senior secured debt rating to CCC. In August 2002, Moody's Investors Service downgraded our ratings as follows: Senior Implied Rating to Ca from Caa2; Issuer Rating to Ca from Caa3; 2008 Notes to Ca from Caa3; and 2010 Notes to Ca from Caa3.

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

        A significant portion of our debt bears fixed interest rates, and accordingly, the fair market value of the debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed debt obligations. The fair market value of our Credit Facility debt approximates the carrying value as of September 30, 2002 due to the variable interest rate feature of the debt instrument.

        The 1998 Notes, 2000 Notes and Credit Facility have all been reclassified to short-term on our consolidated balance sheet due to the default on the Credit Facility and the Equipment Loan. The weighted average interest rate on the $342,141 of debt due in 2002 is 9.85%. The fair market value of the debt is $105,055 with a weighted average interest rate of 5.84%. For additional information about our debt obligations, see our Consolidated Financial Statements and accompanying notes related thereto appearing elsewhere in this report.

Item 4.    Controls and Procedures

        The Company's management, including our Chief Executive Officer and Chief Financial Officer, have concluded based on their evaluation performed as of October 31, 2002, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

Item 2. Changes in Securities and Use of Proceeds

        Not Applicable.

Item 3. Defaults Upon Senior Securities

        As of September 30, 2002, we were in breach of the respective covenants in the senior secured credit facility and the secured equipment term loan relating to our third quarter 2002 minimum revenues and minimum EBITDA. We are currently in discussions with the lenders thereunder to resolve the defaults.

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable.

Item 5. Other Information

(a)
Continued Listing on The Nasdaq National Market

        Our common stock is listed on the Nasdaq National Market. On October 14, 2002, we received notification from Nasdaq that our common stock had not maintained a minimum market value of at least $5.0 million as required by Marketplace Rule 4450(a)(2). In order to regain compliance with this rule, the market value of our common stock must be at least $5.0 million for at least 10 consecutive trading days, prior to January 13, 2003. In addition, on October 18, 2002, we received notification from Nasdaq that for 30 consecutive days our common stock had closed at less than the minimum $1.00 per share requirement for continued listing under Marketplace Rule 4450(a)(5). In order to regain compliance with this rule, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days, prior to January 16, 2003. If we fail to regain compliance with either of these rules by the dates indicated above, the letters stated that the Nasdaq will provide written notification to the Company that our common stock will be delisted.

        In addition to the minimum market value and minimum bid price requirements listed above, the Nasdaq National Market maintains other continued listing requirements relating to items such as minimum stockholders' equity, assets and revenue. Unless we substantially restructure or refinance our outstanding debt, we do not expect to be able to comply with all of these requirements and therefore we anticipate that our common stock will be delisted from the Nasdaq National Market. In the event that we are delisted from the Nasdaq National Market we expect that our common stock will begin trading on the Over-the-Counter Bulletin Board (OTCBB).

        If our common stock is de-listed, it could have a negative impact on the trading activity and price of our common stock and could make it more difficult for us to raise additional equity capital in the future.

(b)
Board of Directors

        On July 10, 2002, Robert C. Taylor submitted his resignation from the Board of Directors. On October 2, 2002, the Board unanimously appointed Timothy A. Samples to fill the vacancy. On October 8, 2002, John Barnicle submitted his resignation from the Board of Directors. As of November 14, 2002, no replacement has been appointed to fill this vacancy.

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

        Not Applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOCAL COMMUNICATIONS CORPORATION
Signature	Title	Date

/s/ KATHLEEN PERONE Kathleen Perone	President, Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2002
/s/ M. JAY SINDER M. Jay Sinder	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	November 14, 2002

CERTIFICATIONS

I, Kathleen Perone, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Focal Communications Corporation.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14, 2002
/s/ KATHLEEN PERONE Kathleen Perone President, Chief Executive Officer and Director

I, M. Jay Sinder, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Focal Communications Corporation.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14, 2002
/s/ M. JAY SINDER M. Jay Sinder Executive Vice President, Chief Financial Officer and Treasurer

QuickLinks

INDEX
INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
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
CERTIFICATIONS