Form 10-K
period 2002-12-31
FOCAL COMMUNICATIONS CORP
filed 2003-03-28
CIK 1059130

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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
 Common Stock, $.01 par value
Warrants to purchase Common Stock

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Based on the closing sales price on the NASD on June 30, 2002 of $2.33, the aggregate market value of our voting and non-voting common stock held by non-affiliates on such date was approximately $11.5 million. Shares of common stock held by each director and executive officer and by each person who owns or may be deemed to own 10% or more of our outstanding common stock have been excluded, since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2003, Focal Communications Corporation had 4,971,543 shares of common stock issued and outstanding.

Documents Incorporated by Reference: None.

Index of Exhibits is located on page 60.

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

  •
  Our anticipation of potential revenues;

  •
  The transactions contemplated by the bankruptcy filing of December 19, 2002;

  •
  The growth of the telecommunications industry and our business;

  •
  The markets for our services and products;

  •
  Forecasts of when we will enter particular markets or begin offering particular services;

  •
  Our anticipated capital expenditures and funding requirements; and

  •
  Anticipated regulatory developments.

        These statements are only predictions. You should be aware that these forward-looking statements are subject to risks and uncertainties, including financial and regulatory developments and industry growth and trend projections that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, our failure to:

  •
  Maintain acceptance of our services by new and existing customers;

  •
  Attract and retain talented employees;

  •
  Emerge from Chapter 11 bankruptcy in a timely manner;

  •
  Successfully introduce and expand our data and voice service offerings on a timely and cost-effective basis;

  •
  Respond to competitors in our markets;

  •
  Design, provision and install our network infrastructure, including transport facilities, Internet transit services, and unbundled loops;

  •
  Execute and renew interconnection agreements with incumbent carriers on terms satisfactory to us;

  •
  Execute and renew agreements with suppliers on terms satisfactory to us;

  •
  Enter into and maintain our agreements for transport facilities and services;

  •
  Receive full and timely payments from customers;

  •
  Prevail in legal and regulatory proceedings regarding inter-carrier compensation or changes to laws and regulations that govern inter-carrier compensation;

  •
  Obtain and maintain any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions;

  •
  Respond effectively to regulatory, legislative and judicial developments;

  •
  Manage administrative, technical and operational issues presented by our business plan; and

  •
  Raise sufficient capital on acceptable terms and on a timely basis.

PART I

ITEM 1.    BUSINESS

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

Introduction

        We are a national communications provider that offers voice and data services to communications-intensive users in major cities. We began operations in 1996, initiated service in May 1997, and as of December 31, 2002, offered services in the following 23 markets:

Atlanta	Fort Worth	Oakland
Baltimore	Houston	Orange County, California
Boston	Los Angeles	Philadelphia/ N. Delaware
Chicago/ NW Indiana	Miami/ Ft. Lauderdale	San Francisco
Cleveland	Minneapolis/ St. Paul	San Jose
Connecticut	New York	Seattle
Dallas	New Jersey	Washington, D.C.
Detroit	Northern Virginia

        Our business strategy is to become the provider of choice to communications-intensive customers in our target markets for voice and data services. Our sales and marketing efforts principally target Fortune 1000 companies and over half of the Fortune 100 currently use our services. We also provide services to many leading network service providers.

        We compete principally on the basis of the quality, sophistication and reliability of our services. Our primary competitors are Incumbent Local Exchange Carriers, or ILECs.

        Our customers tend to be the largest, most sophisticated communications users in the country. We believe that we meet their demanding needs through our unique network architecture and the experience of our operations team. The superior performance of our network stems, in part, from our extensive interconnections with the ILEC in each of our markets. We believe that our customers recognize the advantages of this design, which assures them the high level of service they demand.

        As of December 31, 2002, we had 586,981 lines installed and in service, as compared to 694,784 lines installed and in service as of December 31, 2001. Disconnects during 2002 were concentrated with our Wholesale customers and were primarily a result of customer financial difficulties including bankruptcies and liquidations and customers merging with or being acquired by other companies.

        Since the end of the second quarter of 2002, there have been several significant changes to the Focal management structure. In June 2002, Kathleen Perone succeeded Robert C. Taylor, Jr. as our President and Chief Executive Officer. In August 2002, Elizabeth Vanneste joined the management team as the Executive Vice President of Sales & Marketing. In October 2002, the Company's Chief Operating Officer left the Company and was not replaced.

Reorganization under Chapter 11

        At September 30, 2002, we were in default on both our senior secured bank credit facility ("Credit Facility") and our secured equipment term loan ("Equipment Loan"). Such defaults currently preclude additional borrowings. The defaults relate to non-compliance with both minimum revenue and minimum EBITDA covenants in the third quarter of 2002. Our senior lenders required us to effect a comprehensive balance sheet restructuring in connection with our existing defaults under our Credit Facility and Equipment Loan, our significant indebtedness and the existing conditions in the telecommunications industry (which have continued to deteriorate over the last year). In that regard, we engaged a financial advisor to assist us in evaluating our alternatives.

        On December 19, 2002 ("the Petition Date"), the Company filed a voluntary, pre-negotiated Chapter 11 bankruptcy petition with the United States Bankruptcy Court for the District of Delaware ("the Filing"). The pre-negotiated nature of the Filing allowed the Company to promptly file a plan of reorganization and should allow the Company to complete its reorganization in an expeditious manner. The Filing was done on a consolidated basis and includes Focal Communications Corporation, the parent company, and all of its operating subsidiaries. We have reached agreement with our senior bank lenders and holders of our approximately $110.0 million of senior secured convertible notes ("Convertible Notes") as part of an overall reorganization plan which will reduce the Company's outstanding senior secured debt and strengthen its competitive position. The agreements resulted in the prepayment of $15.0 million to our senior bank lenders under our Credit Facility in December 2002. Based on discussions between the holders of the Convertible Notes and representatives of holders of our 12.125% senior discount notes ("1998 Notes") and 11.875% senior notes ("2000 Notes"), on March 26, 2003, the Company filed an amended plan of reorganization and disclosure statement ("Amended Reorganization Plan"). If confirmed by the Bankruptcy Court, the Amended Reorganization Plan provides that the $110.0 million of Convertible Notes would be exchanged for 85% of $65.0 million preferred equity. General unsecured creditors, including the holders of the 1998 and 2000 Notes, would receive a pro-rata share of 15% of the $65.0 million of preferred equity, in addition to warrants to purchase up to 25% of common stock of the reorganized company. The Amended Reorganization Plan has the support of the Company's senior bank lenders and holders of the Convertible Notes, as well as the official committee of unsecured creditors, and provides for no disruption to the Company's employees, customers, trade creditors, or overall operations.

        The Company has been operating as the Debtor in Possession for approximately three and a half months. Since the Petition Date, the Company has taken various steps to execute on its plans to dramatically improve its bottom line through cost cutting and efficiency initiatives. The Amended Reorganization Plan cites significant opportunities for cost reduction and elimination of underutilized capacity, including approximately $2.0 million per month in recurring network expenses to be eliminated in the first half of 2003 as a result of rejections of certain executory contracts. The Amended Reorganization Plan anticipates additional savings of approximately $3.0 million per month will be realized by year-end 2003 through a combination of network grooming and re-negotiation of more favorable terms from various suppliers. Consolidation or elimination of office space and various property leases is anticipated to result in savings of approximately $1.0 million per year.

        Since the Petition Date, sales and revenue from our Communications Services customers have increased. Additionally, 188 new customers have made initial commitments to Focal since the Petition Date, while approximately 3% of our customer base has chosen to terminate their services with Focal. While the eventual level of customer support and success in executing on the Amended Reorganization Plan have yet to be determined, early indications are that we should be able to continue to maintain and moderately grow our customer base while executing on planned network savings initiatives.

Market Potential

        We believe communications-intensive users in large metropolitan markets are not adequately supplied with local voice and data services. We also believe that these types of users will increasingly demand diversity in communications providers. As a result, we initially chose to do business only in large metropolitan markets with a high concentration of communications-intensive customers. We selected our target geographical markets using several criteria:

  •
  Sufficient market size;

  •
  Supportive state regulatory environment; and

  •
  The existence of multiple fiber transport providers with extensive networks.

        We currently offer circuit-switched voice and data services, packet-switched data services, and high-speed dedicated Internet access services. We believe the market potential in our target markets for these services is substantial.

Strategy

        Our business strategy is to become the provider of choice to communications-intensive customers in our target markets for voice and data services. Our sales and marketing efforts principally target Fortune 1000 companies and over half of the Fortune 100 currently use our services.

        We believe that our success is based on our superior network reliability, strong customer service and experienced sales force among other factors. The majority of our sales people bring to the Company significant industry experience and long standing customer relationships.

        Our primary source of competition is the ILEC, usually a Regional Bell Operating Company ("RBOC"). In addition to the above strengths, we also differentiate Focal from the competition by offering customers the ability to manage their local service on a national basis, much like inter-exchange carriers do their long distance services. We currently have a very low share of the local telecommunications market in the cities we serve, providing us with significant growth opportunities for the future.

        By utilizing a "smart-build" approach to network design we believe we have optimized our return on invested capital. We do this by initially leasing, rather than owning, fiber capacity, concentrating our capital expenditures on switching facilities and information systems and acquiring fiber transport capacity as the volume and demands of our customer traffic warrants. Because of increased customer traffic volume in some of our markets, we began acquiring our own fiber transport capacity in 1999. We have continued to use the "smart-build" approach to network and service deployment to reduce the time and capital required to launch a new market and to minimize the financial risk associated with underutilized networks. Despite these efforts to minimize network underutilization, the continued deterioration in the telecommunications industry and our significant line disconnects during the past year, primarily with our Wholesale customers, have resulted in underutilization of our network. Our Plan of Reorganization anticipates savings from the elimination of excess capacity in connection with our bankruptcy proceedings.

Networks

        We utilize Nortel DMS-500 SuperNode digital central office switches. As we add customers in a market, it has generally been most cost-effective for us to use leased fiber transport capacity to connect our customers to our network. We have initially leased local network trunking facilities from the ILECs and metropolitan network providers in each of our markets in order to connect our switches to major ILEC central offices serving the central business district and outlying areas of business concentrations. Given the large volume of traffic that we generally carry, we are able to negotiate favorable transport rates and still offer our customers redundancy and diversity. In addition, we have designed our networks to maximize call completion and significantly reduce the likelihood of blocked calls, which helps us satisfy the needs of our high-volume customers. This "smart-build" approach is possible because there are multiple vendors of local fiber transport facilities in each of our large metropolitan markets. We utilized this switch-based, leased transport network architecture to reduce the time and capital required to launch a new market and minimize financial risk associated with under-utilized networks. Despite these efforts to minimize network underutilization, the continued deterioration in the telecommunications industry and our significant line disconnects during the past year, primarily with our Wholesale customers, have resulted in underutilization of our network. Our Plan of Reorganization anticipates savings from the elimination of excess capacity in connection with our bankruptcy proceedings.

        We believe that the quantity of existing fiber transport facilities available from numerous carriers will be sufficient to satisfy our need for local leased transport facilities and permit us to obtain these facilities at competitive prices for the foreseeable future. The fiber transport providers in our markets compete with each other for our business in order to maximize the return on their fixed-asset networks, which enables us to obtain competitive pricing. In addition, because each of our fiber transport capacity providers is a common carrier, they are required to make their transport services available to us on terms no less favorable than those provided to similar customers.

        We own a portion of our local transport capacity in some of our markets because increased volumes of customer traffic between our switches and specific ILEC central offices make it more economical to own rather than lease fiber. During 1999, we entered into agreements with carriers for the acquisition of indefeasible rights of use for dark fiber transport capacity for a minimum of 10,800 fiber miles.

        We have also employed a "smart-build" approach in developing our inter-city strategy. Initially, we resold long distance transmission service by buying minutes on a wholesale basis. We currently lease fiber optic transport capacity connecting our switches between each of our markets that transports our calls from market to market over our own network and terminates the calls either directly at our customer's location or at the ILEC switch. For international calls, we have negotiated agreements with various international carriers for termination of our international calls throughout the world. This inter-city backbone network was initially based on time division multiplexing technology, but we are transitioning it to Asynchronous Transfer Mode, or ATM, technology. We believe the use of ATM switches will provide greater flexibility in creating and managing both data and voice services over the same physical network. We are currently able to price inter-city calls that remain on our network as if they were local calls—a service we call FocaLINC.

Products and Services

        We offer a complete range of voice and data products. We connect calls using our own switches and network, as well as network services purchased from multiple carriers, resulting in a redundant network designed to meet the needs of the most demanding customers. In addition to connecting to all of the tandems in a given market, we connect directly to a high percentage of ILEC central offices, dramatically reducing the rate of failure in connecting calls.

Voice Services

        Inbound Services.    Our basic, inbound local communications service allows for the completion of calls to a new phone number that we supply to our customer. Alternatively, local number portability, or LNP, allows us to provide inbound local communications services using a customer's existing phone number. LNP allows us to provide emergency service to companies that lose their service as a result of man made or natural disasters. LNP has become increasingly useful to us in taking existing business from our primary competitors, the ILECs. We market this service to our customers as both a primary and backup service.

        We also provide full-featured intraLATA, intrastate, interstate and international toll-free services to our customers from 70 countries.

        Outbound Services.    Our basic outbound services allow local and toll calls to be completed within a metropolitan region and long-distance calls to be completed worldwide. This Direct Outward Dial service is utilized by end-users in several ways. As a primary service, a customer uses Focal as a replacement for the ILEC in placing calls to destinations within the region. In addition, a customer can use Focal as a replacement for the long-distance provider in placing a voice or high-speed data call to destinations outside the region and around the world.

        Other outbound applications include long-distance overflow service in which we act as a backup to the customer's existing long-distance carrier in order to optimize the number of direct, special access lines installed from the customer's premises to the long-distance carrier's network.

        Our FocaLINC and FocalLINC LD services are designed to price long-distance calls that remain on our network at rates that are competitively positioned. This product provides a cost-effective way for our customers in one market to make calls to their offices in other Focal markets.

        Focal's Virtual Office and National Exchange are voice applications that allow our customers to expand their inbound calling area. Virtual Office provides a customer's telecommuting employees working or travelling throughout the LATA, the ability to call their corporate office as a local call, thereby reducing toll charges. National Exchange provides our customers with a perceived local presence by allowing their end users in another market to reach them by dialing a local number.

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

Data Services

        Internet Services.    Our high-speed Internet access services are principally targeted to our corporate and network service provider customers in all of our markets. The service relies on a combination of Internet Transit services, purchased from multiple Tier 1 Internet backbone networks, and Focal's backbone network to provide access to the global Internet. Additionally, we offer value-added services on top of our core high speed Internet access services that are directed at enterprise customers that desire to outsource installation, management and maintenance of their data services to a single provider that can help manage network growth and technological change.

        Access Services.    Focal's Multiexchange and Enhanced National Exchange products support data and enhanced service provider (ESP) applications. Multiexchange supports IntraLATA data applications and can be used to allow our customer's employees to dial into the customer's local area network via a computer in the employee's local calling area. Our customer's employees can access their local area network for the price of a local call, enabling our customer to avoid the higher cost of maintaining region-wide 800 service. Focal's eNational Exchange supports InterLATA data/ESP applications. In addition to providing InterLATA end user access to our customer's LAN, it can be used by enhanced service providers for unified messaging or enhanced calling card functions such as checking stock quotes, news, and weather.

        We offer our customers the ability to colocate equipment in our switching centers. Equipment colocation benefits the customer by allowing the customer to inexpensively house its data equipment without having to maintain secure, environmentally controlled space. We also offer them equipment maintenance services. These services are particularly well suited to our network service provider customers, who frequently operate remote access servers and routers in conjunction with our switched services.

Integrated Voice and Data Services

        Integrated Voice and Data, or IVAD targets branch offices of larger corporations, as well as medium-sized businesses. IVAD is a scalable and flexible integrated voice and data service, allowing us to provide local, toll, long-distance and data traffic on a single dedicated circuit. This service positions Focal well to penetrate further into our existing customer-base with value-added services across our voice and data product suite.

Advanced Services

        CDR Express provides our wholesale customers with automated delivery of daily call detail records, or CDRs, via the Internet. This system enables these customers to accurately bill their customers in a secure environment. CDR Express, as well as some other Focal products, is located in Your Domain—a section of our Internet site specifically dedicated to each customer. Your Domain enables our customers to access their most recent invoices, call detail records and customer order entry forms. Your Domain is protected by a customer's user name and password. Your Domain can also inform customers of new product offerings we are developing.

Sales and Marketing

        One of our primary objectives is to satisfy the need for highly reliable communications services for communications-intensive users in the large metropolitan markets in which we operate by providing diverse, reliable and sophisticated services. We believe that we have a competitive advantage in satisfying this need since we are focused on delivering a specific set of innovative services to our target customers.

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

        Reliability.    We provide reliable service to communications-intensive users, who are highly sensitive to the potential effects of facilities failures, by designing our networks around the same theme of diversity that we advocate for our customers. Although local services are perceived as simple, basic services, the delivery of highly reliable local services requires sophisticated systems. We have engineered our switching and transport networks to meet the demanding traffic and reliability requirements of our target customers. Our network strategy is based on developing and operating a robust, reliable, high-throughput local network relative to the ILECs and other Competitive Local Exchange Carriers, or CLECs. Unlike smaller users that tend to pre-qualify vendors based on price, we believe that communications-intensive users choose vendors based on the performance of their networks, and specifically, their reliability. As a result, the design and operation of our network are key success factors in our business development process.

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

        We have also implemented safeguards in our network design to maximize reliability. The DMS-500 SuperNode switch allows us to distribute customer traffic across multiple bays of equipment, thus minimizing the effects of any customer outage. In addition, these switches were engineered by Nortel Networks with fully redundant processors and memory in the event of a temporary failure. Similarly, we designed our Dedicated Internet Access service to achieve high levels of reliability by connecting each one to multiple Internet backbone providers and by building two levels of redundancy into our switching and routing infrastructure. Our disaster prevention strategy includes service from multiple power sources where available, on-site battery backup and diesel generator power at each switching facility to protect against failures of our electrical service.

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

        We divide our direct sales force into two groups:

  •
  The communications services group; and

  •
  The wholesale services group.

        The communications services group is responsible for selling to enterprise accounts, which include business customers, government agencies and universities. Our communications services group sales force is organized so that teams focus on different areas of our target market or its geographic location. Our sales strategy for these enterprises is to focus on the diversity, redundancy and sophistication that we can offer the customer, particularly when compared to the ILECs. In some situations we are chosen for these capabilities as a secondary carrier, typically offering the customer a measure of security and reliability. Other enterprises choose us as their sole or primary provider. In situations where we are a secondary provider, our strategy is to build our reputation with the customer by providing superior customer care in addition to our network advantages, then increase our overall penetration of the customer's communications services. Over a period of time, we hope to win all or a majority of an enterprise customer's business. We also utilize indirect sales agents to reach smaller customers as well as specialized service customers.

        The wholesale services group is responsible for selling Focal service to value-added resellers, network service providers and data carriers, including Internet service providers. Focal is successful in selling its services because it is a highly reliable, responsive and cost-effective source of local communications services. We believe a wide array of communications service providers, including long-distance companies, will seek to provide bundled communications services in the large metropolitan markets we target. We are well positioned to be the provider of choice for re-bundled local service. Because we do not intend to directly distribute our services to residential or small-business customers, we believe that value-added resellers and other carriers looking to purchase the local service portion of their bundled service offerings are more likely to purchase service from us rather than from other ILECs or CLECs that compete with them.

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

        We are currently using Business Process Management (BPM) software to standardize, streamline, and automate processes. This software is allowing us to monitor the status of an order as it progresses from the order initiation stage, through the service provisioning activities, and ultimately to service activation. This software supports the process by which we convert a customer to our network from the local exchange network of an ILEC or other carrier, including circuit design and workflow management.

        We believe automation of internal processes contributes to the overall success of a service provider and that billing is a critical element of any telephone company's operation. We deliver billing information in a number of media besides paper, including electronic files and Internet inquiry. Our Invoice Domain service allows customers to securely access and view their monthly invoices over the

Internet. In addition, this service allows customers to download call detail records. Similarly, our value-added reseller customers can download call records on a daily basis through our secure web site. This allows them to efficiently process invoices for their end-user customers.

Significant Relationships

        We have no end-user customers that accounted for more than 10% of our revenues during the three years ended December 31, 2002. Verizon is the only carrier customer that accounts for more than 10% of our revenues during the year ended December 31, 2002. Verizon and SBC accounted for more than 10% of our revenues during the years ended December 31, 2001 and 2000. Due the regulated nature of the revenues earned from these carriers, the concentration of revenue from these carriers should not pose a business risk to the Company.

        We maintain significant relationships with several suppliers of telecommunications network equipment and services. Our primary switching equipment vendor is Nortel Networks, which may have a material claim for damages arising from rejection of a minimum commitment contract. Although we have largely completed the build-out of our switch network, we will continue to require maintenance and repair service from Nortel Networks, as well as incremental equipment to meet customer demand growth. We believe that we generally have a good working relationship with Nortel Networks. Other significant suppliers include providers of network transport service, including service provided by the ILECs and by carriers such as AT&T, Time Warner Telecom and WorldCom. Some of these providers, which are also competitors, are themselves in Chapter 11 proceedings or are otherwise experiencing financial difficulty. We believe that we can continue to receive services from such carriers, their successors in interest or purchasers of such carriers' assets.

Competition

        Portions of our industry are highly competitive. We face a variety of existing and potential competitors, including:

  •
  The ILECs;

  •
  Other voice and data CLECs;

  •
  Long distance carriers;

  •
  Potential market entrants, including cable television companies, value-added resellers, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users; and

  •
  Foreign carriers.

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

        In addition to ILECs and other CLECs, we are competing with long distance carriers. A number of long distance carriers have introduced local telecommunications services to compete with the ILECs and us. These services include toll calling and other local calling services, which are often packaged with the carrier's long distance service. While we do not believe the packaging aspect of the service is particularly attractive to the communications-intensive customers we target, large long distance carriers enjoy certain competitive advantages due to their vast financial resources and brand name recognition. In addition, we believe there is a risk the long distance carriers may subsidize the pricing of their local services with profits from long distance services. We anticipate that the entry of some of the ILECs into the long distance market will reduce the risk of this type of activity by reducing the profitability of the long distance carrier's long distance minutes. Further, to the extent the long distance carrier purchases our service on a wholesale basis and rebundles it at a subsidized rate, we may benefit as the subsidized, wholesale service could result in higher market penetration than we would otherwise have achieved. In addition, we have displaced long distance carriers where the customer was dissatisfied with the quality of the long distance carrier's local service. We expect our reputation for exceptional service quality and customer care will continue to result in us displacing the long distance carrier as the primary alternative to the ILEC in competitive situations. In addition, we expect that some of our recent and proposed service offerings, which enable long distance calls to be priced like local calls, will increase our competitiveness.

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

Regulation

        The following summary of regulatory developments and legislation is not comprehensive. It does not describe all present and proposed federal, state and local regulation and legislation affecting the telecommunications industry. Existing federal and state regulations are currently subject to judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the manner in which our industry operates. We cannot predict the outcome of these proceedings or their impact on the telecommunications industry or us.

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

        We have entered into a number of interconnection agreements with the ILECs in our markets. We are operating under interconnection agreements in each of our existing markets, except for Connecticut. Upon expiration or termination of the interconnection agreements, we will be required either to negotiate and arbitrate new interconnection terms with the ILECs, or to opt-in to other agreements. Pending conclusion of these negotiations and arbitrations, several existing interconnection agreements should continue to govern the payment of reciprocal compensation and other interconnection terms, while other renegotiated or arbitrated agreements may be given retroactive effect from the expiration date of the superceded agreement following the conclusion of negotiations and arbitrations.

        The FCC is charged with establishing guidelines to implement the Telecom Act. In August 1996, the FCC released a decision, known as the Interconnection Decision, that established rules for the interconnection requirements outlined above and provided guidelines for interconnection agreements by state commissions. The U.S. Court of Appeals for the Eighth Circuit vacated portions of the Interconnection Decision. On January 25, 1999, the U.S. Supreme Court reversed the Eighth Circuit and upheld the FCC's authority to issue regulations governing pricing of unbundled network elements provided by the ILECs in interconnection agreements, including regulations governing reciprocal compensation, which are discussed in more detail below. In addition, the Supreme Court affirmed a FCC rule that allows requesting carriers to "pick and choose" the most attractive portions of existing interconnection agreements with other carriers. The Supreme Court did not, however, address other challenges raised about the FCC's rules at the Eighth Circuit because those challenges had not first been decided by the Eighth Circuit. In addition, the Supreme Court disagreed with the standard applied by the FCC for determining whether an ILEC should be required to provide a competitor with particular unbundled network elements.

        On July 18, 2000, the Eighth Circuit issued its order concerning the issues left unresolved by the Supreme Court. It vacated the FCC's rules regarding the discount on retail services that ILECs must provide to CLECs, the costing rules that must be applied in determining the price of unbundled network elements from ILECs, and the requirement that ILECs must provision combinations of Unbundled Network Elements that are not already combined. On appeal the Supreme Court reinstated the FCC's rules concerning the pricing and combination of unbundled network elements.

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

        The FCC's UNE Remand Order was set aside on appeal in 2002. The Court held that the FCC's new standard failed to adequately capture the statutory requirement that the absence of a UNE would impair the requesting carrier. The FCC responded to this remand by combining it with its Triennial Review of UNEs in a decision adopted February 20, 2003. While the text of the order is not yet available, the FCC stated in press releases that it was phasing out access to the high frequency portion of the local loop as a UNE, creating new impairment tests for various UNEs, and imposing certain limitations on the availability as UNEs of outside plant containing fiber. The effect of these actions cannot be assessed at this time.

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

        Reciprocal Compensation.    Reciprocal compensation is the compensation paid by one carrier to complete particular calls on another local exchange carrier's network. Because a declining, but still significant portion of our customers typically receive more calls than they make, we expect to receive more reciprocal compensation than we pay for calls that originate on our networks. However, as a result of the current regulatory environment and several trends in our business, which are discussed below, we expect our revenues from reciprocal compensation to decline.

        Some ILECs have previously refused to pay reciprocal compensation charges that they estimate are the result of inbound ISP traffic because they believe that this type of traffic is outside the scope of the reciprocal compensation obligation, and this question has been repeatedly addressed in the past several years before state and federal regulators and the courts. Focal has entered into agreements concerning ISP traffic with the ILECs that have exchanged the most ISP traffic with Focal, including Bell South, Verizon and SBC. The SBC and Bell South reciprocal compensation agreements are not subject to any changes as a result of changes in the law during their term. Focal has no similar agreements with Qwest and with the former GTE portions of Verizon.

        In April 2001, the FCC asserted exclusive jurisdiction over ISP traffic, while acknowledging and leaving intact previous state determinations on the issue. The FCC's April 2001 order established a transitional scheme whereby ISP traffic is generally subject to compensation, but at a rate that steps down over a three-year period. The FCC's order was challenged by several parties, including Focal, and was set aside by the United States Court of Appeals for the D.C. Circuit in 2002. The FCC's rules remain in effect pending the judicial remand, and we cannot predict whether the compensation due Focal may be affected either positively or negatively, except for markets and periods covered by agreements that are not subject to changes in law, as discussed just above. Refer to our accounting policy regarding revenue recognition in Item 7.

        In May 1997, the FCC released an order establishing a significantly expanded universal service regime to subsidize the cost of telecommunications service to high cost areas, as well as to low-income customers and qualifying schools, libraries, and rural health care providers. Providers of interstate telecommunications services, like us, as well as certain other entities, must pay for these programs. We are also eligible to receive funding from these programs if we meet certain requirements, but we are not currently planning to do so. Our share of the payments into these subsidy funds will be based on our share of certain defined telecommunications end-user revenues. Currently, the FCC is assessing such payments on the basis of a provider's revenue for the previous year. Various states are also in the process of implementing their own universal service programs. We are currently unable to quantify the amount of subsidy payments that we will be required to make and the effect that these required payments will have on our financial condition. Moreover, some of the FCC's universal service rules remain subject to judicial appeal and further FCC review, including consideration of Universal Service Fund assessments based upon access lines instead of revenue.

        The FCC has made and is continuing to consider various reforms to the existing rate structure for charges assessed on long distance carriers for allowing them to connect to local networks. These reforms are designed to move these "access charges" over time to lower, cost-based rate levels and structures. These changes will reduce access charges and will shift charges, which had historically been based on minutes-of-use, to flat-rate, monthly per line charges on end-user customers rather than long distance carriers. In April 2001, the FCC issued an order regulating CLEC interstate access charges for the first time. In this order, the FCC established a cap for CLEC access charges that steps down over a three-year period. Significantly however, the FCC found that CLEC interstate switched access rates that are at or below the FCC cap are presumptively reasonable and that inter-exchange carriers are obligated to pay these rates. Some inter-exchange carriers had previously refused to pay CLEC access charges, contending that the rates were unreasonable and that the service had never been "ordered." The FCC order is on appeal in the United States Court of Appeals for the D.C. Circuit. We cannot predict the outcome of the appeal, or of future regulatory developments before the FCC or the states, but continued downward pressure on switched access rates may have a material impact on our revenues. By early 2002, Focal had reached settlements with three major inter-exchange carriers concerning the payment of past interstate and intrastate access charges and as a result, recorded positive non-recurring revenue adjustments related to these rate uncertainty and dispute resolutions. Refer to our accounting policy regarding revenue recognition in Item 7.

        Verizon is currently disputing the inter-carrier compensation amounts that apply to traffic sent from Focal to Verizon without certain signaling information. Focal is vigorously disputing these claims, and expects the matter to be resolved in connection with its Chapter 11 proceedings.

        Tariff and Filing Requirements.    On October 29, 1996, the FCC adopted an order in which it eliminated the previous requirement that non-dominant interstate carriers maintain tariffs on file with the FCC for domestic interstate end user services. The FCC subsequently extended detariffing to non-dominant international carriers. Accordingly, non-dominant carriers, including Focal, no longer file interstate and international tariffs with the FCC for end user services. We continue to maintain a FCC tariff governing interstate access services.

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

        State Regulation.    Most states regulate entry into the markets for local exchange and other intrastate services, and states' regulation of CLECs vary in their regulatory intensity. The majority of states require that companies seeking to provide local exchange and other intrastate services to apply for and obtain the requisite authorization from a state regulatory body, such as a state commission. This authorization process generally requires the carrier to demonstrate that it has sufficient financial, technical and managerial capabilities and that granting the authorization will serve the public interest. As of December 31, 2002, we had obtained local exchange certification or were otherwise authorized to provide local exchange service in:

California	Georgia	Michigan	Ohio
Connecticut	Illinois	Minnesota	Pennsylvania
Delaware	Indiana	Missouri	Texas
District of Columbia	Maryland	New Jersey	Virginia
Florida	Massachusetts	New York	Washington

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

Employees

        As of December 31, 2002, we employed 818 full-time employees, none of whom was covered by a collective bargaining agreement. In addition to ordinary course workforce attrition, we reduced our workforce by approximately 300 employees, or 27%, in October 2002.

        We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. Despite the workforce reductions, we believe that our relations with our employees are good.

ITEM 2.    DESCRIPTION OF PROPERTY

        We are headquartered in Chicago, Illinois and lease office space in a number of locations, primarily for network equipment installations and sales and administrative offices, totaling approximately 710,680 square feet of leased space. These leases expire in years ranging from 2003 to 2015 and have varying renewal options. We also own approximately 13 acres of real property in Arlington Heights, Illinois. This property, which includes a 52,000 square foot building, houses our second Chicago-area switching center, national data center and national network operations center. In connection with our bankruptcy proceedings, we expect to consolidate or eliminate office space and various property leases during 2003.

ITEM 3.    LEGAL PROCEEDINGS

        With the exception of the matters discussed below, we are not aware of any material litigation against us. In the ordinary course of our business, we are involved in a number of regulatory proceedings before various state commissions and the FCC and other litigation.

        In re Focal Communications Corp. Initial Public Offering Securities Litigation, 01 Civ. 10111 (SAS).    On November 15, 2001, the Company, and Robert C. Taylor, Jr., former Chairman of the Board, Chief Executive Officer and Director; John R. Barnicle, former President, Chief Operating Officer and Director; and Joseph A. Beatty, former Executive Vice President and Chief Financial Officer (the "Individual Defendants") were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court, Southern District of New York.

        The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the "1933 Act") and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b-5 promulgated thereunder. The essence of the complaints is that defendants issued and sold the Company's common stock pursuant to the Registration Statement for our 1999 initial public offering ("IPO") without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors. The complaints also allege that the Registration Statement for the IPO failed to disclose that the underwriters allocated Company shares in the IPO to customers in exchange for the customers' promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket. The action seeks damages in an unspecified amount.

        The action is being coordinated with over three hundred other nearly identical actions filed against other company-issuers. A consolidated amended complaint has been filed. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002. The motion was granted in part and denied in part on February 19, 2003. The Company is not aware of any wrongdoing on its part or on the part of the Individual Defendants, and no specific facts have been alleged that demonstrate any wrongdoing. We intend vigorously to defend the actions.

        Verizon v. Focal, informal FCC complaint filed June 28, 2002, EB-02-MDIC-0047.    Verizon's informal FCC complaint seeks in excess of $0.3 million for the period October 7, 1997, to November 23, 2001, based on its claim that it was not paid per diem compensation relating to Verizon pay phone calls carried by Focal on WorldCom facilities which Focal resells to its customers. The FCC's Enforcement Bureau Market Disputes Resolution Division informed the Company in a letter dated September 18, 2002, that it was recommending that no further action on the Verizon complaint be undertaken. Because Verizon did not renew its complaint by February 17, 2003, the FCC now deems the matter abandoned.

        Inter-carrier compensation for NYC intraLATA toll calls from Verizon end users to Focal customers.    Focal is in the early stages of a contractual dispute with Verizon concerning the appropriate inter-carrier compensation that should be paid by Verizon to Focal for completing intraLATA toll calls in the NYC area. The amounts in dispute are approximately $4.0 million annually.

        Inter-carrier compensation for California calls to Internet service providers.    Focal has a contractual complaint in California in which it is seeking an additional $4.6 million for completing calls to Internet service providers in that state.

        Contractual dispute between Focal and XO concerning charges for private line services.    Focal and XO Communications Inc. ("XO") are engaged in an arbitration under the auspices of JAMS to resolve a dispute over the appropriate price discount applicable to certain private line circuits supplied by XO to Focal. An agreed-upon restraining order has been entered by the Circuit Court of Cook County, Illinois (Case # 02-CH-10091), which prevents XO from disconnecting service pending resolution of the arbitration, and which also requires Focal to pay the disputed amounts to the Clerk of the Court.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.    MARKET FOR FOCAL'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND MARKET INFORMATION

        On December 18, 2002, we voluntarily delisted our common stock from the Nasdaq National Market and began trading on the National Association of Securities Dealers (NASD) Over-the-Counter Bulletin Board under the symbol "FCOMQ".

        The following table sets forth on a per share basis, the high and low bid information per share for our common stock as reported by the Nasdaq National Market for periods prior to December 18, 2002 and the NASD Over-the-Counter Bulletin Board for the periods thereafter. Under the terms of the reorganization transaction currently under consideration, it is not expected that holders of our common stock, or any rights with respect thereto, would be entitled to any significant recovery.

	High	Low
Year ended December 31, 2001:
First quarter	$713.30	$225.40
Second quarter	$328.30	$82.60
Third quarter	$114.10	$9.80
Fourth quarter	$41.30	$9.45
Year ended December 31, 2002:
First quarter	$28.00	$3.83
Second quarter	$6.37	$1.87
Third quarter	$2.50	$0.40
Fourth quarter	$0.94	$0.01
Year ended December 31, 2003:
First quarter (through February 28, 2003)	$0.10	$0.04

        There were 682 owners of record of Focal common stock as of February 28, 2003. This number excludes stockholders whose stock is held in nominee or street name by brokers and Focal believes that it has a significantly larger number of beneficial holders of common stock.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

        The selected consolidated financial data presented below for the three years ended December 31, 2002, has been derived from our Consolidated Financial Statements and the accompanying notes related thereto. Our Consolidated Financial Statements for the year ended December 31, 2002 have been audited by Ernst & Young LLP, our independent auditors. Our Consolidated Financial Statements for the two years ended December 31, 2001 have been audited by Arthur Andersen LLP, our former independent public accountants. The balance sheet data as of December 31, 1998, 1999 and 2000 and the income statement data for each of the two years in the period ended December 31, 1999, have been derived from our audited consolidated financial statements not included in this report, which were audited by Arthur Andersen LLP, our former independent public accountants. You should read the information in this table in conjunction with Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and the accompanying notes related thereto appearing elsewhere in this report.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands, except per share amounts)
Statement of Operations Data:
Communications Services revenue	$134,621	$86,643	$44,865	$18,313	$—
Wholesale revenue	193,917	245,742	189,255	108,548	—

Total revenue	$328,538	$332,385	$234,120	$126,861	$43,532
Expenses:
Network expenses, excluding depreciation	190,788	158,157	89,741	29,941	5,098
Selling, general and administrative, excluding amortization	162,863	180,553	154,871	73,551	24,118
Bad debt expense	27,649	7,824	6,987	7,090	1,348
Depreciation and amortization	124,710	100,350	56,985	23,763	6,671
Impairment loss	210,185	—	—	—	—
Reorganization costs	4,827	—	—	—	—
Restructuring costs	3,107	26,498	—	—	—

Operating income (loss)	(395,591)	(140,997)	(74,464)	(7,484)	6,297
Other expense, net	(49,900)	(54,192)	(35,598)	(14,302)	(9,606)

Loss before income taxes and extraordinary gain	(445,491)	(195,189)	(110,062)	(21,786)	(3,309)
Income tax benefit (expense)	—	(358)	4,205	(600)	(4,660)

Loss before extraordinary gain	(445,491)	(195,547)	(105,857)	(22,386)	(7,969)
Extraordinary gain on debt extinguishment, net of tax	—	170,358	—	—	—
Accretion of paid-in-kind dividends on convertible preferred stock	(4,043)	(795)	—	—	—

Net loss applicable to common stockholders	$(449,534)	$(25,984)	$(105,857)	$(22,386)	$(7,969)

Basic and diluted net loss per share:
Loss before extraordinary gain	$(91.04)	$(84.70)	$(61.28)	$(15.65)	$(6.37)
Extraordinary gain	—	73.49	—	—	—

Basic and diluted net loss per share	$(91.04)	$(11.21)	$(61.28)	$(15.65)	$(6.37)

Basic weighted average common stock outstanding	4,937,895	2,318,207	1,727,321	1,430,466	1,250,371

Other Financial Data:
EBITDA	$(44,961)	$(7,102)	$(11,119)	$23,465	$16,038
Capital expenditures	37,531	122,131	309,617	128,550	64,229
Summary Cash Flow Data:
Net cash provided by (used in) operating activities	$(46,742)	$(136,684)	$49,696	$21,638	$19,418
Net cash used in investing activities	(37,531)	(111,811)	(309,937)	(130,590)	(72,189)
Net cash provided by (used in) financing activities	(13,883)	203,957	251,016	164,142	173,466
Operating Data:
Access lines in service(1)	586,981	694,784	435,272	181,103	52,011
Minutes of use (billions)	42.2	33.0	27.6	13.4	3.6

	As of December 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Balance Sheet Data:
Cash, cash equivalents (including restricted) and short-term investments	$31,916	$129,299	$181,737	$188,142	$134,001
Current assets	103,108	243,189	249,629	219,932	144,637
Property, plant and equipment, net	166,456	463,695	451,272	196,301	69,973
Total assets	284,377	728,398	723,685	420,986	219,574
Short-term debt, previously classified as long-term	340,567	—	—	—	—
Long-term debt, including current portion	—	365,593	544,750	253,786	185,296
Convertible notes	109,526	101,447	—	—	—
Class A redeemable convertible preferred stock, net	50,829	46,346	—	—	—
Total stockholders' equity (deficiency in assets)	(319,282)	122,881	44,789	142,487	19,328

(1)
Cumulative lines in service were increased by 20,794 during 2001 as a result of a change in methodology for counting ISP lines making Focal consistent with the industry.

        You should not assume that the results of operations above are indicative of the financial results we can achieve in the future. You should also keep the following matters in mind when you read this information:

  •
  On December 19, 2002, the Company filed a voluntary, pre-negotiated Chapter 11 bankruptcy petition with the United States Bankruptcy Court for the District of Delaware.

  •
  During the fourth quarter of 2002, the Company recorded a loss of $210.2 million for the impairment of its property, plant and equipment.

  •
  Included in December 31, 2002 access lines in service are 3,756 Digital Subscriber Lines (DSL). Focal expects to disconnect these lines through the second quarter of 2003 with minimum impact to revenue or expense, as a result of the decision to exit this business.

  •
  On February 25, 2002, our Board of Directors declared a 35:1 reverse split of our common stock to shareholders effective on March 11, 2002. All share and per share amounts have been restated as if the split had occurred as of the earliest period presented.

  •
  EBITDA represents earnings before interest, income taxes, depreciation and amortization, reorganization costs, restructuring costs, impairment losses and other non-cash charges, including non-cash compensation expense. EBITDA is not a measurement of financial performance under generally accepted accounting principles, is not intended to represent cash flow from operations, and should not be considered as an alternative to net loss applicable to common stockholders as an indicator of our operating performance or to cash flows as a measure of liquidity. We believe that EBITDA is widely used by analysts, investors and other interested parties in the telecommunications industry. EBITDA is not necessarily comparable to similarly titled measures for other companies. See Note 14 to our Consolidated Financial Statements for a reconciliation of EBITDA to net loss before income taxes and extraordinary gain.

  •
  We count switched access lines as of the end of the period indicated and on a one-for-one basis using DS-0 equivalents.

  •
  Communications Services and Wholesale revenue information is not available for 1998.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        General.    We provide voice and data services to communications-intensive users in major cities. We began operations in 1996 and initiated service first in Chicago in May 1997. We completed our initial 22 market build-out in 2001. In October 2002, we began providing service in Connecticut which allows us to offer services in a total of 23 markets. We have leveraged the investment we have already made in the New York metropolitan area to provide service in Connecticut, with minimal incremental capital expenditures. As of December 31, 2002, we had 586,981 lines installed and in service.

        Since the end of the second quarter of 2002, there have been several significant changes to the Focal management structure. In June 2002, Kathleen Perone succeeded Robert C. Taylor, Jr. as our President and Chief Executive Officer. In August 2002, Elizabeth Vanneste joined the management team as the Executive Vice President of Sales & Marketing. In October 2002, the Company's Chief Operating Officer left the Company and was not replaced.

        Revenue.    Revenue is generated primarily from local phone service, long distance phone service, Internet service, colocation, private line sales and other data services. Revenue that is generated directly from our customer base includes monthly recurring charges, usage charges and non-recurring charges. Monthly recurring revenue includes the monthly fees paid by our customers for lines in service, additional features on those lines and colocation space and private lines. Private lines are point-to-point connections that do not necessarily utilize our circuit switches. Revenue from private line sales is generally recognized on a monthly recurring basis.

        Usage revenue includes charges to the end user customer based on the length and duration of calls made or received. Usage charges to the customer vary based on the type of calling plan that the customer has and the geographic location of the customer. Non-recurring revenue is primarily installation charges associated with providing service for a customer and is deferred and amortized into revenue over estimated customer lives. Inter-carrier compensation is revenue from other telecommunications carriers that is generated as the result of state and federally mandated rules based on the transmission of traffic between telecommunications carriers and includes switched access and reciprocal compensation revenue.

        Beginning in the fourth quarter of 2002, we began to classify revenue as either Communications Services revenue or Wholesale revenue. Communications Services revenue includes all revenue derived from sales to corporations, government entities, universities and services sold through our agent channel. Wholesale revenue includes all services derived from sales to value-added resellers, Internet service providers and carriers. Prior to the fourth quarter of 2002, we classified revenue as either Enterprise revenue or Internet Service Provider revenue. Enterprise revenue included all services sold to corporations, government entities, universities, carriers and value-added resellers and services sold through our agent channel. The revenue classification change was made to better align reporting with current revenue drivers and to provide additional insight into the Company's business. All prior period amounts have been reclassified to conform to the 2002 presentation.

        In the second and third quarters of 2002 we undertook an initiative to encourage collection and resolution of outstanding past due receivables. During this process we determined that some of our customers had attempted to disconnect lines or other services or believed that they were entitled to discounts that we had not fully recognized. In connection with resolving these items, we recorded a change in our estimate of customer credits that resulted in a reduction to revenue of $15.2 million in the second and third quarters of 2002.

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

        Currently, Focal has these types of reciprocal compensation rate agreements with SBC Communications and Bell South. In other markets not covered by these agreements, Focal is compensated under various rate plans prescribed by the Federal Communications Commission or state agencies. Under some state rate plans, Focal is not compensated for Internet Service Provider traffic. Because of the past legal and regulatory uncertainties regarding reciprocal compensation, Focal cannot predict the exact nature of any future agreements. If the future reciprocal compensation rates are different from the rates currently in effect, Focal may be affected either positively or negatively, depending on the direction and magnitude of the changes. Focal estimates that for every $0.0001 change in the reciprocal compensation per minute rate, revenue would change an average of $2.9 million on an annual basis. A $0.0001 change represents a 6.9% change from our current average reciprocal compensation billing rate.

        Expenses.    Our expenses are categorized as network expenses, excluding depreciation; selling, general and administrative, excluding amortization; bad debt expense; depreciation and amortization; impairment loss; reorganization costs; and restructuring costs. Network expenses include the following costs: leased transport, long distance, private line, colocation, Internet backbone, line installation and carrier compensation paid by us to other carriers. These network expenses are grouped into three categories: recurring charges, non-recurring charges and minute-based or usage charges.

        Monthly recurring charges, which represent the bulk of our monthly charges, include leased transport, private line, colocation and Internet backbone expenses. Leased transport expenses are the monthly recurring charges we pay to local exchange carriers ("LECs") for circuits, which we lease from them in order to deliver service to our customers or to connect our network to other carriers' networks. Colocation and private line expenses are monthly recurring charges paid by us to other carriers for the use of their facilities or services. Internet backbone expenses are for Internet backbone capacity that we lease from other carriers in order to provide our dedicated Internet Access service.

        Non-recurring charges consist primarily of line installation expenses that we pay to other carriers for leasing their facilities at the time the service is established. Minute-based network expenses consist of long distance expenses and Inter-carrier Compensation charges. Long distance expenses are charges that we pay to wholesale long distance service providers that we use to connect our customers to parties dialing outside of their local calling area. Inter-carrier Compensation is compensation paid by carriers to terminate or originate traffic on each other's networks. Inter-carrier Compensation rates are subject to regulatory oversight. There are two primary forms of Inter-Carrier compensation; access charges and reciprocal compensation. We are subject to access charges, which are related to the origination and termination of long distance calls, and reciprocal compensation, which is related to the termination of local calls. Both long distance expenses and Inter-carrier Compensation expenses are based on minutes of use and vary based on customer calling patterns.

        We record network expense net of disputes we have filed when we are confident they will be resolved in our favor. In 2002 we increased network expense by $2.9 million in relation to a change in estimate of our reserve against unresolved disputes.

        Our strategy of initially leasing rather than building our own fiber transport facilities ("smart-build") has resulted in our cost of service being a significant component of total cost. Accordingly, our network expenses may be higher on a relative basis compared to CLECs that own a higher percentage of their transport network. However, compared to these same companies, our capital expenditures are significantly lower.

        A key aspect of our "smart-build" strategy is that we only operate in Tier-1 markets which are served by multiple fiber providers. When traffic volumes grow sufficiently to justify investing in our own network, we have purchased our own fiber capacity. As of December 31, 2002 we were operating our own fiber networks in 10 of our markets.

        Selling, general and administrative expense ("SG&A") consists of network and customer care personnel costs, sales and marketing costs and costs related to leasing office space, as well as the cost of corporate activities related to regulatory, finance, human resources, legal, executive, and other administrative activities. Included in SG&A is non-cash compensation expense related to the following:

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

        Reorganization costs consist of professional fees for financial advisory and legal services, costs incurred to terminate property leases and the loss on sale and abandonment of fixed assets in connection with the Chapter 11 proceeding.

        Restructuring costs in 2001 consist of expenses related to our October 2001 restructuring initiative and include costs associated with the reduction in our workforce, the abandonment of excess network facilities, the write-off of related network assets and other related costs. Restructuring costs in 2002 consist of an adjustment to the previously estimated 2001 restructuring costs, and a charge in the fourth quarter relating to a reduction in our workforce.

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

	2002				2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
Communications Services Revenue ($ in Thousands)	$36,760	$33,295	$35,171	$29,395	$25,154
Wholesale Revenue ($ in Thousands)	$38,174	$41,425	$59,237	$55,081	$58,063
Reciprocal Compensation as % of Total Revenue	9%	18%	17%	16%	21%
Access as % of Total Revenue	16%	17%	11%	14%	16%
Days Sales Outstanding	73	79	87	110	97
Lines Sold During the Quarter	56,537	52,138	83,799	88,828	93,482
Gross Lines Installed During the Quarter	45,191	47,091	72,424	73,365	94,302
Lines Disconnected During the Quarter	149,414	74,884	57,379	64,197	52,166
Cumulative Net Lines Installed to Date(4)	586,981	691,204	718,997	703,952	694,784
Estimated Communications Services Lines as % of Installed Lines(1)	38%	32%	28%	27%	25%
Quarterly Minutes of Use (in Billions)	10.3	11.0	10.6	10.3	9.2
Markets in Operation	23	22	22	22	22
Circuit Switches Operational	28	28	28	28	28
Capital Expenditures ($ in Thousands)	$4,649	$7,992	$14,210	$10,680	$27,107
Employees(2)	818	1,125	1,205	1,278	1,377
Sales Force(3)	155	270	289	346	386

(1)
Cumulative Communications Services lines were increased by 3,344 and cumulative Wholesale lines were decreased by the same number in the second quarter of 2002 based on a reclassification as a result of customer service changes.

(2)
In October 2002, the Company eliminated approximately 300 positions through a company-wide reduction in force which resulted in a restructuring charge in 2002 of $1.8 million. This included 113 quota bearing sales professionals.

(3)
Quota bearing sales professionals. Does not include sales engineers or customers support personnel.

(4)
Included in December 31, 2002 access lines in service are 3,756 Digital Subscriber Lines (DSL). Focal expects to disconnect these lines in the first quarter of 2003 with minimum impact to revenue or expense, as a result of the decision to exit this business.

        We sold 281,302 lines during 2002, had gross installs of 238,071 lines, had gross disconnects of 345,874 lines, and therefore disconnected 107,803 lines on a net basis. Both the sales and net installation activity were heavily weighted in favor of our Communication Services customers. Sales activity to our Communication Services customers remained consistent in 2002 as compared to 2001. Disconnects were concentrated with our Wholesale customers and were primarily a result of customer financial difficulties including bankruptcies and liquidations and customers merging with or being acquired by other companies.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Operating Revenues.    The following tables summarize our operating revenues for the years ended December 31, 2002 and 2001:

	For the Year Ended December 31,
			Percent Change
	2002	2001
	(Dollars in Thousands)
Communications Services Revenue	$134,621	$86,643	55.4%
Wholesale Revenue	193,917	245,742	(21.1)

Total Revenue	$328,538	$332,385	(1.2)%

        Communications Services revenue increased $48.0 million for the year ended December 31, 2002 compared to the prior year, primarily resulting from the net effect of the following:

  •
  An increase of 51,395 net Communications Services lines in service on a year over year basis, representing a 29.6% increase.

  •
  An increase in minutes of use to 5.0 billion in 2002 from 2.9 billion in 2001 representing a 69.0% increase. The increase in minutes of use is attributable to the increase in lines and the focus in 2002 on increasing telecommunication services to our larger corporate and national customers.

  •
  A decrease in end-user revenue in 2002 related to the unfavorable resolution of certain billing disputes resulting from the Company's efforts to collect past due receivable balances. These activities resulted in a change in estimate of customer credits that reduced accounts receivable and revenue by $2.4 million. These credits were partially offset by non-recurring termination fees of approximately $0.3 million.

  •
  Decreased reciprocal compensation and access rates resulting in decreased revenue of approximately $2.0 million in 2002.

  •
  An increase in carrier revenue in 2002 related to non-recurring prior-period billing of $2.4 million partially offset by several non-recurring rate uncertainty and dispute resolutions netting to $1.2 million. Carrier revenue for the year ended 2001 includes non-recurring revenue of $1.1 million relating to rate uncertainty and dispute resolutions.

        Wholesale revenue decreased $51.8 million for the year ended December 31, 2002 compared to the prior year primarily resulting from the net effect of the following:

  •
  A decrease of 159,198 net Wholesale lines in service on a year over year basis, representing a 30.5% decrease. The decrease in lines is primarily the result of decreased sales as customers have significantly scaled back their expansion plans and increased disconnects. The increased disconnects are the result of customer financial difficulties including bankruptcies and liquidations, customers substantially scaling back operations and customers merging with or being acquired by other companies.

  •
  A decrease in end-user revenue in 2002 related to a change in estimate of customer credits of $12.8 million due to the aforementioned resolution of end-user billing disputes. These credits were partially offset by non-recurring termination fees of approximately $2.0 million.

  •
  Decreased reciprocal compensation and access rates resulting in decreased revenue of approximately $30.0 million for 2002.

  •
  An increase in carrier revenue in 2002 related to non-recurring prior-period billing of $16.5 million partially offset by several non-recurring rate uncertainty and dispute resolutions netting to $3.7 million. Carrier revenue for 2001 includes non-recurring revenue of $7.9 million relating to rate uncertainty and dispute resolutions and $5.9 million from Indeafisable Right of Use private line sales.

        Operating Expenses.    The following tables summarize our operating expenses for the years ended December 31, 2002 and 2001:

	For the Year Ended December 31,
			Percent Change
	2002	2001
	(Dollars in Thousands)
Network expenses, excluding depreciation	$190,788	$158,157	20.6%
Selling, general and administrative, excluding amortization	162,863	180,553	(9.8)
Bad debt expense	27,649	7,824	253.4
Depreciation and amortization	124,710	100,350	24.3
Impairment loss	210,185	—	—
Reorganization costs	4,827	—	—
Restructuring costs	3,107	26,498	(88.3)

Total operating expenses	$724,129	$473,382	52.3%

        Network expenses increased $32.6 million for the year ended December 31, 2002 compared to the prior year. The increase is primarily the result of the following:

  •
  An increase of 18.8% in average lines in service for the year ended December 31, 2002 compared to the prior year.

  •
  An increase in minutes of use of 30.0% for the year ended December 31, 2002 compared to the prior year.

  •
  An increase of approximately $4.7 million in the amortization and write-offs of customer installation fees related to the aforementioned disconnects of Wholesale lines.

  •
  Non-recurring expense of approximately $2.1 million relating to Indefeasible Right of Use private line sales in the second quarter of 2001.

  •
  An increase in expense of $2.9 million for the year ending December 31, 2002 relating to a change in estimate in our reserve for unresolved disputes we have filed with vendors.

        As a result of the decrease in revenue of $3.8 million, or 1.2%, and the increase in network expenses of $32.6 million, or 20.6%, our gross margin percent for the year ended December 31, 2002 of 41.9% decreased from 52.4% for the prior year.

        Our SG&A expenses decreased $17.7 million for the year ended December 31, 2002 compared to the prior year. The decrease is primarily the result of the following:

  •
  A decrease in salary and salary related costs due to a 40.6% headcount decline year over year and other salary related cost saving efforts.

  •
  A decrease in professional services of $5.6 million due to cost savings efforts.

        The increase in bad debt expense of $19.8 million reflects the down-turn in the economy and the telecommunications industry and the financial difficulties of several large customers and carriers, including bankruptcies and liquidations.

        Depreciation and amortization increased $24.4 million for the year ended December 31, 2002 compared to the prior year. This increase is a result of an increase in our depreciable fixed asset base in our existing markets, which includes the addition of eight additional switches during 2001, and the expansion into Miami, our 22nd market, during the third quarter of 2001. Our construction in progress declined from $73.9 million at June 30, 2001 and has continued to decrease since that time. Construction in progress as a percent of total fixed assets is lower due to completion of our initial 22 market build-out in 2001. The increases were partially offset by lower depreciation expense during the last two months of 2002, as a result of a lower depreciable fixed asset base after we recorded a $210.2 million impairment loss on our fixed assets discussed below.

        During the fourth quarter of 2002, we assessed our fixed assets for impairment, as changes in circumstances indicated that the carrying amount of the fixed assets may not be recoverable. These circumstances were as follows:

  •
  The default on the Credit Facility and Equipment Loan as of September 30, 2002;

  •
  The overall deterioration in the telecommunications industry;

  •
  A significant increase in gross disconnects during 2002 that were primarily a result of customer financial difficulties including bankruptcies and liquidations and customers merging with or being acquired by other companies; and

  •
  A revision to our business plan in the fourth quarter to respond to the changing environment.

The methods used for determining the fair value of the assets included the market and cost approaches. These approaches were based on market exchanges for comparable business interests or assets and the cost to replace or reproduce the assets. As a result of the analysis, we recognized an impairment loss equal to the amount by which the carrying amount of the fixed assets exceeds the fair value of the asset in the amount of $210.2 million.

        During 2002, we incurred reorganization costs of $4.8 million relating to our Chapter 11 bankruptcy proceeding. These costs relate to professional fees for financial advisory and legal services, the termination of property leases and the loss on sale and abandonment of fixed assets.

        During 2001, we recorded a restructuring charge of $26.5 million for a reduction in our workforce, the abandonment of excess network facilities, the write-off of related network assets and other related costs. The $26.5 million is comprised of $14.4 million in network fixed asset write-downs, $9.9 million in abandonment of excess network facilities, $1.3 million in employee severance costs and $0.9 million in other related charges. In the first quarter of 2002, we recorded an additional charge of $1.3 million as a result of an adjustment to the previously estimated restructuring costs. During the fourth quarter of 2002, we incurred a restructuring charge of $1.8 million representing severance costs for a reduction in our workforce.

        Other Expense.    The following tables summarize our other expense for years ended December 31, 2002 and 2001:

	For the Year Ended December 31,
			Percent Change
	2002	2001
	(Dollars in Thousands)
Interest income	$2,105	$3,710	(43.3)%
Interest expense	(49,534)	(57,767)	(14.3)
Other expense	(2,471)	(135)	1,730.4

Total other expense	$(49,900)	$(54,192)	(7.9)%

        Interest income decreased $1.6 million for the year ended December 31, 2002 as compared to the prior year. This decrease is primarily due to lower cash and short-term investments during 2002 as compared with the same prior year period. Our interest expense decreased $8.2 million for the year ended December 31, 2002 compared to the prior year. This decrease is primarily due to the retirement of $295.8 million in principal amount at maturity of our 1998 and 2000 Notes as part of our recapitalization plan we completed on October 26, 2001. This reduction was offset by an increase in interest expense related to additional borrowing under our Credit Facility and the issuance of $100.0 million of the Convertible Notes as part of our recapitalization plan. We had draws on our Credit Facility of $81.0 million during 2001 and additional $12.0 million of draws during 2002. Other expense increased $2.3 million for the year ended December 31, 2002 as compared to the prior year, as a result of the loss on sale and abandonment of fixed assets.

        We did not incur any U.S. income tax expense in 2002 compared to $0.4 million of expense for 2001. The $0.4 million of income tax expense recorded in 2001 is an adjustment to the estimate we made for our NOL carryback recorded during 2000 as a result of our actual income tax filings with the Internal Revenue Service.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Operating Revenues.    The following tables summarize our operating revenues for the years ended December 31, 2001 and 2000:

	For the Year Ended December 31,
			Percent Change
	2001	2000
	(Dollars in Thousands)
Communications Services Revenue	$86,643	$44,865	93.1%
Wholesale Revenue	245,742	189,255	29.8

Total Revenue	$332,385	$234,120	42.0%

        Communications Services revenue increased $41.8 million for the year ended December 31, 2001 compared to the prior year, primarily as a result of the following:

  •
  An increase of 92,832 net Communications Services lines in service on a year over year basis, representing a 115.3% increase.

  •
  An increase in carrier revenue in 2001 relating to several non-recurring rate uncertainty and dispute resolutions of $1.1 million.

  •
  Decreased reciprocal compensation and access rates resulting in decreased revenue of approximately $1.2 million for 2001.

        Wholesale revenue increased $56.5 million for the year ended December 31, 2001 compared to the prior year, primarily as a result of the following:

  •
  An increase of 166,680 net Wholesale lines in service on a year over year basis, representing a 47.0% increase. The increase in lines is primarily a result of net installs to value-added resellers.

  •
  An increase in carrier revenue in 2001 relating to several non-recurring rate uncertainty and dispute resolutions of $7.9 million and non-recurring revenue of $5.9 million from Indefeasible Right of Use private line sales.

  •
  Decreased reciprocal compensation and access rates resulting in decreased revenue of approximately $16.8 million for 2001.

        Operating Expenses.    The following tables summarize our operating expenses for the years ended December 31, 2001 and 2000:

	For the Year Ended December 31,
			Percent Change
	2001	2000
	(Dollars in Thousands)
Network expenses, excluding depreciation	$158,157	$89,741	76.4%
Selling, general and administrative, excluding amortization	180,553	154,871	16.6
Bad debt expense	7,824	6,987	12.0
Depreciation and amortization	100,350	56,985	76.1
Restructuring costs	26,498	—	—

Total operating expenses	$473,382	$308,584	53.4%

        Network expenses increased $68.4 million for the year ended December 31, 2001 compared to the prior year. The increase is primarily the result of the following:

  •
  The installation of 238,718 net lines during 2001.

  •
  The expansion into two new markets during 2001.

  •
  Increased costs related to the eight additional switches that were installed in existing markets during 2001.

  •
  Non-recurring expense of approximately $2.1 million relating to Indefeasible Right of Use private line sales in the second quarter of 2001.

        As a result of the increase in revenue of $98.3 million, or 42.0%, and the increase in network expenses of $68.4 million, or 76.4%, our gross margin percent for the year ended December 31, 2001 of 52.4% decreased from 62.0% for the prior year.

        SG&A expenses increased by 16.6% to $180.6 million for 2001 compared to $154.9 million during 2000. This increase is the result of our expansion into two new markets, the rollout of our Dedicated Internet access, and a corresponding increase in our employee base by 247 employees in 2001, of which 202 employees were additions to our sales force.

        Depreciation and amortization increased 76.1% to $100.4 million during 2001 from $57.0 million in 2000. This $43.4 million increase is a result of our expansion into two new markets during 2001 and an increase in our fixed asset base for our existing markets, which included eight additional switches.

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

        Other Expense.    The following tables summarize our other expenses for years ended December 31, 2001 and 2000:

	For the Year Ended December 31,
			Percent Change
	2001	2000
	Dollars in Thousands)
Interest income	$3,710	$20,323	(81.7)%
Interest expense	(57,767)	(56,181)	2.8
Other income (expense)	(135)	260	(151.8)

Total other expense	$(54,192)	$(35,598)	52.2%

        The $16.6 million decrease in interest income is primarily due to our use of substantially all of our $265.7 million in net proceeds that we received from our 11.875% senior notes ("2000 Notes") offering completed in January 2000 for our network build-out and to fund our operations during 2001. Our interest expense increased from $56.2 million during 2000 to $57.8 million for 2001. This net increase of $1.6 million is primarily due to the 8% accrued interest on our Convertible Notes that we completed with our recapitalization on October 26, 2001. The accrued interest on the Convertible Notes is payable in kind for five years.

        We incurred U.S. income tax expense of $0.4 million for 2001 compared to a tax benefit of $4.2 million in 2000. The tax benefit recorded for 2000 was the result of a net operating loss ("NOL") carryback for a refund of federal and state taxes previously paid. The $0.4 million of income tax expense recorded in 2001 was an adjustment to the estimate we made for our NOL carryback recorded during 2000 as a result of our actual income tax filings with the Internal Revenue Service.

        On October 26, 2001 we completed a recapitalization plan which included exchange and purchase arrangements that resulted in the retirement of approximately $295.8 million in principal amount of our 12.125% senior discount notes due 2008 ("1998 Notes") and our 2000 Notes (collectively, the "Notes"). This exchange and purchase of our Notes resulted in an extraordinary gain of $170.4 million, net of income tax totaling $0.6 million, for the year ended December 31, 2001.

Liquidity and Capital Resources

Liquidity Assessment

        At September 30, 2002, we were in default on both our Credit Facility and Equipment Loan. Such defaults currently preclude additional borrowings. The defaults relate to non-compliance with both minimum revenue and minimum EBITDA covenants in the third quarter of 2002. Our senior lenders required us to effect a comprehensive balance sheet restructuring in connection with our existing defaults under our Credit Facility and Equipment Loan, our significant indebtedness and the existing conditions in the telecommunications industry (which have continued to deteriorate over the last year). In that regard, we engaged a financial advisor to assist us in evaluating our alternatives.

        On December 19, 2002 ("the Petition Date"), the Company filed a voluntary, pre-negotiated Chapter 11 bankruptcy petition with the United States Bankruptcy Court for the District of Delaware ("the Filing"). The pre-negotiated nature of the Filing allowed the Company to promptly file a plan of reorganization and should allow the Company to complete its reorganization in an expeditious manner. The Filing was done on a consolidated basis and includes Focal Communications Corporation, the parent company, and all of its operating subsidiaries. We have reached agreement with our senior bank lenders and holders of our approximately $110.0 million of senior secured convertible notes ("Convertible Notes") as part of an overall reorganization plan which will reduce the Company's outstanding senior secured debt and strengthen its competitive position. The agreements resulted in the prepayment of $15.0 million to our senior bank lenders under our Credit Facility in December 2002.

Based on discussions between the holders of the Convertible Notes and representatives of holders of our 12.125% senior discount notes ("1998 Notes") and 11.875% senior notes ("2000 Notes"), on March 26, 2003, the Company filed an amended plan of reorganization and disclosure statement ("Amended Reorganization Plan"). If confirmed by the Bankruptcy Court, the Amended Reorganization Plan provides that the $110.0 million of Convertible Notes would be exchanged for 85% of $65.0 million preferred equity. General unsecured creditors, including the holders of the 1998 and 2000 Notes, would receive a pro-rata share of 15% of the $65.0 million of preferred equity, in addition to warrants to purchase up to 25% of the common stock of the reorganized company. The Amended Reorganization Plan has the support of the Company's senior bank lenders and holders of the Convertible Notes, as well as the official committee of unsecured creditors, and provides for no disruption to the Company's employees, customers, trade creditors, or overall operations.

        We have incurred $4.8 million in reorganization costs in association with the Chapter 11 proceeding as of December 31, 2002, which relates to professional fees for financial advisory and legal services, the termination of property leases and the loss on the sale and abandonment of fixed assets.

        Because of the default on the Credit Facility and Equipment loan, we have reclassified our indebtedness under the Credit Facility, the Equipment Loan, the 1998 Notes, the 2000 Notes and the Convertible Notes to current in our consolidated balance sheet.

        Based on current estimates, which are contingent upon a successful recapitalization of our balance sheet, we expect that our existing cash balances and future cash flows (expected to be provided from ongoing operations) will be sufficient to fully fund our operations, capital expenditures and debt service requirements as contemplated in our current business plan over the next 12 months. If we are not able to successfully emerge from bankruptcy, or if the lenders take possession of our existing cash balances, we will not be able to fund our current operations, capital expenditures and debt service requirements as contemplated in our business plan. There can be no assurance that our creditors will support our proposed reorganization, that the Amended Reorganization Plan will be confirmed by the bankruptcy court, or that it will not be subsequently modified. If we are not successful, the senior lenders under these facilities will be entitled to exercise their remedies under the Credit Facility and the Equipment Loan, which includes the right to accelerate the debt outstanding under such agreements and the right to foreclose upon their collateral, which includes our existing cash balances. As a result, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery to which our secured and unsecured creditors would receive in such a liquidation. As of December 31, 2002, we had an aggregate of $340.6 million of indebtedness.

        As a result of the Company's default under the Credit Facility and Equipment Loan and its recurring operating losses, negative cash flows from operating activities and deficiency of assets, the realization of the Company's assets and repayment of its liabilities is subject to significant uncertainty. Although the Company has filed an Amended Reorganization Plan with the Bankruptcy Court, there can be no assurance that the Company will successfully recapitalize its balance sheet, receive regulatory approval and meet the other conditions necessary to emerge from bankruptcy, or that its liquidity and capital resources will be sufficient to maintain its normal operations. The ability of the Company to continue as a going concern is dependent upon a number of factors including, but not limited to, emergence from bankruptcy, customer and employee retention, and the Company's ability to continue to provide quality services. The bankruptcy negotiations could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of any change in business strategy or business plans as a result of these negotiations.

Cash and Cash Flows

        We had $26.2 million and $124.4 million in cash and cash equivalents available at December 31, 2002 and 2001, respectively. During 2002, sources of funding were additional borrowings under our Credit Facility of $12.0 million and existing cash reserves. As part of our Filing, we prepaid $15.0 million under our Credit Facility during December 2002. The balance of the Credit Facility was $78.0 million and $81.0 million as of December 31, 2002 and 2001, respectively. The interest on amounts drawn is variable based on our leverage ratio, as defined in our Credit Facility. The weighted average interest rate as of December 31, 2002 was 6.6%. The initial commitment fee on the unused portion of the Credit Facility was 1.5%, which was eliminated as part of the Filing. The lenders under our Credit Facility and Equipment Loan have a security interest in substantially all of our assets, including our cash balances.

        Net cash used in operating activities decreased by $89.9 million to $46.7 million during the year ended December 31, 2002, compared to the prior year. This decrease is primarily the result of a $28.4 million decrease in our accounts receivable balance during 2002, as compared to with an increase of $42.7 million during 2001. The decrease in accounts receivable is due to several factors including rigorous collection efforts, the recording of $15.2 million of customer credits and the increase in our allowance for doubtful accounts. Also contributing to the decrease in net cash used in operating activities is a $14.2 million decrease in our outstanding accounts payable and accrued liabilities during 2002, as compared with a decrease of $48.7 million during 2001. Accounts payable were unusually high at December 31, 2000 due to vendor disputes that were resolved in the first quarter of 2001. Net cash used in operating activities for 2001 was $136.7 million, a decrease of $186.4 million from 2000. This decrease is primarily due to an increase of $85.1 million in our loss before income taxes and extraordinary gain and a $154.5 million decrease from change in accounts payable and accrued liabilities, offset by a $43.4 million increase in depreciation and amortization.

        Net cash used in investing activities was $37.5 million in 2002 compared to $111.8 million in 2001. This decrease of $74.3 million is due to the completion of our 22 market nationwide network during 2001 and reflects reduced capital expenditures. Our capital expenditures for the year ended December 31, 2002 primarily reflect capital spending to support our Communications Services line growth, our Internet access services and the augmentation of our network in existing markets. Net cash used in investing activities was $111.8 million for 2001 compared to $309.9 million in 2000. This decrease of $198.1 million is also primarily the result of the progress of our expansion into our 22 markets in 2001 and the impact of our revised business plan announced in the second half of 2001. Our capital expenditures of $122.1 million in 2001 were less than 2000 by $187.5 million.

        Net cash used in financing activities was $13.9 million for the year ended December 31, 2002, compared to net cash provided by financing activities of $204.0 million for the year ended December 31, 2001. The use of cash in 2002 reflects borrowing on our Credit Facility of $12.0 million and payments on our debt of $25.9 million. The cash provided by financing activities in 2001 reflects the proceeds of $100.0 million, $50.0 million and $81.0 million that we received from the issuance of our Convertible Notes, Preferred Stock and borrowings under our Credit Facility, respectively. Net cash provided by financing activities for 2000 was $251.0 million primarily reflecting the net proceeds of $273.0 million from the issuance of our 2000 Notes in January 2000.

Historical Financing Transactions

        On October 26, 2001, we undertook a broad financial restructuring initiative, which included the following components:

  •
  The infusion of $150.0 million of investment capital, consisting of the issuance of $50.0 million in class A redeemable voting convertible preferred stock and the incurrence of $100.0 million in Convertible Notes, which will mature on December 31, 2007. The proceeds from the issuance of both securities were allocated to preferred stock and the Convertible Notes, respectively, as the embedded conversion option within the convertible instruments were not beneficial to the holders of the securities on October 26, 2001. Both securities are convertible into our common shares and will accrue 8% payment-in-kind ("PIK") interest or dividends. Both securities have a conversion price that is subject to adjustment based on future events including certain issuances of common stock at a price per share less than the original conversion price, certain issuances of options, warrants or convertible securities with an exercise price or conversion price that is less than the original conversion price and a liquidation or change in control of the company. The current conversion price is approximately $35.69 per share. The PIK interest and dividends are for a minimum of five years with acceleration provisions in the event of certain developments such as change in control or prepayments. After five years interest and dividends may be payable in cash, at our option. We recorded $8.1 million and $4.0 million of PIK interest and dividend accretion respectively, on our Convertible Notes and convertible preferred stock during the year ended December 31, 2002. Due to the default on the Credit Facility and the Equipment Loan previously discussed, the Convertible Notes have been reclassified to current on our consolidated balance sheet. The outstanding balance of the Convertible Notes at December 31, 2002 was $109.5 million.

  •
  Exchange and purchase arrangements that resulted in the retirement of approximately $295.8 million in principal amount at maturity of our 1998 and 2000 Notes. In August 2001, we purchased $16.8 million in principal amount at maturity of our Notes for $4.7 million. In October 2001, we purchased $0.5 million in principal amount at maturity of our Notes for $0.2 million and exchanged $278.6 million in principal amount at maturity of our Notes for 3,169,511 shares of common stock.

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

        As a result of the retirement of $295.8 million in principal amount of our Notes (net accreted amount of $275.1 million), cash paid for Notes purchased of $4.9 million, the issuance of common stock in the Note exchange with a fair value of $94.7 million and taking into account transaction and other miscellaneous costs of $4.6 million, we recognized an extraordinary gain, net of $0.6 million of income tax, of $170.4 million.

        On February 18, 1998, we received $150.0 million in gross proceeds from the sale of our 1998 Notes due 2008. The 1998 Notes were to accrete to an aggregate stated principal amount of $270.0 million by February 15, 2003. On October 26, 2001, approximately $115.5 million of accreted value was retired under exchange and purchase arrangements as part of our comprehensive recapitalization plan. No interest is payable on the 1998 Notes prior to August 15, 2003. Thereafter, cash interest will be payable semiannually on August 15 and February 15 of each year. Due to the default on the Credit Facility and the Equipment Loan previously discussed, the 1998 Notes have been reclassified to short-term on our consolidated balance sheet. The outstanding accreted value of the 1998 Notes at December 31, 2002 was $131.6 million.

        On January 12, 2000, we received approximately $265.7 million in net proceeds from the issuance of our 2000 Notes due 2010. The 2000 Notes bear interest at a rate of 11.875% per annum payable on July 15 and January 15. The 2000 Notes are due January 2010. On October 26, 2001, approximately $160.5 million of the stated principal amount at maturity was retired under exchange and purchase arrangements as part of our comprehensive recapitalization plan. Due to the default on the Credit Facility and the Equipment Loan previously discussed, the 2000 Notes have been reclassified to short-term on our consolidated balance sheet. The outstanding accreted value of the 2000 Notes at December 31, 2002 was $113.9 million.

        We utilized an Equipment Loan from a third party with a maximum borrowing level of $50.0 million. The Equipment Loan provided for, among other things, equipment drawdowns through December 31, 1999, and requires repayment based on 60 equal monthly installments of principal and interest for each drawdown. Due to the default on the Credit Facility and the Equipment Loan previously discussed, the Equipment Loan has been reclassified to short-term on our consolidated balance sheet. The outstanding balance of the Equipment Loan at December 31, 2002 is $17.2 million.

Contractual Obligations and Commercial Commitments

        Under the terms of various short- and long-term contracts, we are obligated to make payments for office rents and for leasing components of our communications network through 2022. The office rent contracts provide for certain scheduled increases and for possible escalation of basic rentals based on a change in the cost of living or on other factors. We expect to enter into other contracts for additional components of our communications network, office space, other facilities, equipment and maintenance services in the future.

        During 1999, we entered into agreements with carriers for the acquisition of indefeasible rights of use for dark fiber transport capacity for a minimum of 10,800 fiber miles. The terms of the agreements are for 20 years with a total minimum commitment of approximately $71.0 million. One of these agreements has been accounted for as a capital lease. In June 2000, we signed an agreement with a carrier for the lease of fiber transport capacity for a five-year term and a minimum commitment of $135.6 million. Additionally, we are party to a products purchase agreement with a vendor that expires March 31, 2003. This agreement requires us to place orders for certain network products. The remaining commitment as of December 31, 2002 is $9.5 million under this agreement. The vendor party to this arrangement may have a material claim for damages arising from rejection of this contract in connection with the Filing.

        The table below provides the payments due by period for our contractual obligations:

	2003	2004	2005	2006	2007
	(Dollars in Thousands)
Debt at face value	$344,161	$—	$—	$—	$—
Convertible Notes	109,526	—	—	—	—
Obligations under capital lease	3,348	3,352	3,352	3,352	3,352
Obligations under operating leases	14,608	14,978	15,393	15,438	15,515
Unconditional purchase obligations	40,366	30,000	15,000	—	—

Total Contractual Cash Obligations	$512,009	$48,330	$33,745	$18,790	$18,867

	2008	2009	2010	2011	Thereafter
	(Dollars in Thousands)
Debt at face value	$—	$—	$—	$—	$—
Convertible Notes	—	—	—	—	—
Obligations under capital lease	3,352	3,352	3,352	3,352	30,736
Obligations under operating leases	13,305	7,873	5,170	2,807	7,276
Unconditional purchase obligations	—	—	—	—	—

Total Contractual Cash Obligations	$16,657	$11,225	$8,522	$6,159	$38,012

        As a result of our defaults on the Credit Facility and the Equipment Loan, the debt and Convertible Notes are reflected in the above table as due in 2003. The Amended Reorganization Plan anticipates the rejection of certain executory contracts, the re-negotiation of more favorable terms from various suppliers and the consolidation or elimination of office space and various property leases in 2003.

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

        In the first quarter of 2002, we recorded an additional charge of $1.3 million as a result of an adjustment to the previously estimated restructuring costs. The $1.3 million is comprised of $0.9 million in cash paid for the abandonment of excess network facilities and $0.4 million in network fixed asset write-downs. During the fourth quarter of 2002, we recorded a restructuring charge of $1.8 million for employee severance costs related to a company-wide reduction in force. For the year ended December 31, 2002, amounts paid associated with the abandonment of excess network facilities, employee severance, and other related charges totaled $2.7 million, $1.8 million, and $0.1 million, respectively. Unpaid restructuring costs of $0.2 are included in accrued liabilities (not subject to compromise) in our consolidated balance sheet at December 31, 2002.

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

        Revenue Recognition.    We recognize revenue as we provide services to our customers. Monthly recurring charges include fees paid by our customers for lines in service and additional features on those lines, the leasing of our facilities network and colocation space. These charges are billed monthly, in advance, and are fully earned during the month. Usage charges, reciprocal compensation and access charges are billed in arrears and are fully earned when billed. Our non-recurring customer installation fees are deferred and amortized into revenue over our estimated customer lives. Revenue from long-term leases of private lines is recognized over the term of the lease unless it qualifies as a sales-type lease, on which revenue is recognized at the time of sale. When significant uncertainty relating to reciprocal compensation and access rates exists due to rate disputes with carriers, we record revenue at our best estimate of the rate at which the dispute will be resolved.

        Network Expense.    Our non-recurring fees paid to other carriers are deferred and amortized into network expense over the same period as the customer installation fee revenue.

        Accounts Receivable and Allowance for Doubtful Accounts.    We carry our accounts receivable at their face amounts less an allowance for doubtful accounts. In our periodic evaluation of the collectibility of our accounts receivable, we assess a number of factors including carrier disputes and regulatory issues, specific customer's ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assessments, we record both specific and general reserves for bad debt to reduce the related receivables from our customers and carriers to the amount that we ultimately expect to collect. A receivable is considered past due if payments have not been received within agreed upon invoice terms. We write-off accounts receivable if the customer has ceased to exist, we have disconnected the customer for non-payment, we have assigned the account to an outside collection agency or we have had unsuccessful legal action against the customer. If circumstances related to specific customers or carriers change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced from the levels provided for in our consolidated financial statements.

        Long-Lived Assets.    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, whenever events or changes in circumstances indicate that the carrying amount of any long-lived asset the company expects to hold and use may not be recoverable, we assess the asset for impairment. Pursuant to SFAS No. 144, if the sum of management's best estimate of the future undiscounted cash flows expected to be generated by the asset is less than the carrying amount of the asset, an impairment loss is recognized. The amount of the impairment loss is the amount by which the carrying amount of the asset exceeds the fair value of the asset. As further described in Note 4 to the Consolidated Financial Statements, Focal recorded an impairment loss of $210.2 million during 2002.

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

Effect of New Accounting Standards

Accounting for Asset Retirement Obligations

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. While we continue to analyze the impact, we believe the adoption of SFAS No. 143 will not have a material impact on our consolidated financial statements.

Reporting of Extinguishments of Debt

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, and eliminates the requirement under FASB No. 4 "Reporting Gains and Losses from Extinguishment of Debt" to report gains and losses from the extinguishments of debt as extraordinary items in the income statement unless the extinguishment qualifies as an extraordinary item under the provisions of APB No. 30. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB No. 30 should be reclassified to conform to the provisions of SFAS No. 145. The adoption of SFAS No. 145 will result in the reclassification of the 2001 gain on the extinguishment of debt from extraordinary to a component of loss before income taxes.

Accounting for Costs Associated with Exit or Disposal Activities

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material impact on the financial statements.

Accounting for Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure and Amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which are effective for fiscal years ending after December 15, 2002. Focal has not implemented the voluntary change to the fair value based method of accounting for stock-based compensation at December 31, 2002. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of this Statement are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

Accounting for Guarantees

        In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others—An Interpretation of FASB Statements 5, 57, and 107 and rescission of FASB Interpretation No. 34." This interpretation clarifies the requirements for guarantor's accounting for and disclosures of certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The Company believes the adoption of FIN 45 will not have a material impact on the financial statements.

Consolidation of Variable Interest Entities

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". This Interpretation requires that an enterprise's consolidated financial statements include variable interest entities in which the enterprise is the primary beneficiary. At December 31, 2002, the Company did not have any unconsolidated variable interest entities.

        The discussions under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. These statements are subject to a number of risks and uncertainties that could cause actual results to differ substantially from our projections. See "Information Regarding Forward-looking Statements" on page 1 of this report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We minimize our exposure to market risk by maintaining a conservative investment portfolio, which primarily consists of debt securities, typically maturing within one year. We do not hold or issue derivative, derivative commodity or other financial instruments for trading purposes. Financial instruments held for other than trading purposes do not impose a material market risk on us.

        We are exposed to interest rate risk on our Credit Facility debt and any additional variable rate debt financing which may be needed to fund our operations. The interest rate on this debt financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt.

        A significant portion of our debt bears fixed interest rates, and accordingly, the fair market value of the debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed debt obligations. The fair market value of our Credit Facility debt approximates the carrying value as of December 31, 2002 due to the variable interest rate feature of the debt instrument.

        The 1998 Notes, 2000 Notes and Credit Facility have all been reclassified to short-term on our consolidated balance sheet due to the default on the Credit Facility and the Equipment Loan. The weighted average interest rate on the $327,141 of debt due in 2003 is 10.16%. The fair market value of the debt is $82,983 with a weighted average interest rate of 6.94% prior to our Filing. We have ceased accruing interest on our Notes as of the Petition Date. For additional information about our debt obligations, see our Consolidated Financial Statements and accompanying notes related thereto appearing elsewhere in this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's Consolidated Financial Statements required by Item 8, together with the notes thereto and the reports thereon of the independent auditors dated March 17, 2003 and the independent public accountants dated January 31, 2002 are set forth on pages F-1 to F-28 of this report. The financial statement schedule listed under Item 15, together with the reports thereon of the independent auditors and the independent public accountants dated March 17, 2003 and January 31, 2002, are set forth on pages F-2, F-29 and F-30 of this report and should be read in conjunction with our Consolidated Financial Statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On April 9, 2002, the Board of Directors of Focal approved the engagement of Ernst & Young LLP as its independent auditors for the fiscal year ended December 31, 2002 to replace Arthur Andersen LLP. Focal filed a Current Report on Form 8-K to disclose the information required by this Item 9 on April 12, 2002.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The table below contains information about the ages and positions of Focal's executive officers and directors, as of February 28, 2003.

Name	Age	Position(s)
Kathleen Perone	49	President, Chief Executive Officer and Director
M. Jay Sinder	36	Chief Financial Officer and Treasurer
Elizabeth Vanneste	42	Executive Vice President of Sales and Marketing
Richard J. Metzger	54	Senior Vice President and General Counsel
James E. Crawford, III	57	Director
Paul J. Finnegan	50	Director
James N. Perry, Jr.	42	Director
Timothy A. Samples	44	Director
Andrew E. Sinwell	38	Director
Colin Williams	63	Director

        Kathleen Perone.    Ms. Perone joined Focal as President and Chief Executive Officer in June 2002. She has served as a director of Focal since August 2000. Ms. Perone is a founding partner and managing director of Acapella Ventures L.L.C., a New Jersey-based venture capital firm that focuses on early stage telecom and technology infrastructure companies. From January 1998 to March 2000, Ms. Perone was a Senior Vice President and later served as President of the North American division of Level 3 Communications, Inc., a leading communications and information services company. From 1990 to 1998, Ms. Perone held a series of positions at MFS Communications: Vice President and General Manager; COO of MFS International; and President of two MFS divisions. She previously worked in a variety of sales and senior management positions at Cable & Wireless, N.A., Lightnet, GTE Spacenet and RCA Americom. Ms. Perone also is a director of Con Ed Communications, Inc. and Infocrossing, Inc. She also serves on the advisory boards of Tellium, Inc. and Looking Glass Networks.

        M. Jay Sinder.    Mr. Sinder is Chief Financial Officer and Treasurer of Focal. He is responsible for the financial management of the Company, overseeing the finance, treasury and accounting functions. Mr. Sinder joined Focal in 1998 and has served in key positions as vice president of corporate development and vice president of finance. He has led the Company's financial planning effort and has been a primary contributor to the development and implementation of Focal's plan of reorganization. Prior to joining Focal, Mr. Sinder held finance positions at Ameritech, MCI Communications, Telephone and Data Systems and IBM.

        Elizabeth Vanneste.    Ms. Vanneste joined Focal as Executive Vice President, Sales and Marketing, in August 2002. Ms. Vanneste is responsible for sales, customer care, marketing, product development and public relations. Ms. Vanneste has spent nearly all of her 20-year career in telecommunications, working for British Telecom, MFS Communications, Level 3 Communications and Aerie Networks, among others. At MFS, she was the director of sales for Europe. At Level 3, Ms. Vanneste was senior vice president of sales and marketing for North America. From Level 3, she went to work as senior vice president of sales at Aerie Networks, where she was responsible for creating a sales organization focused on selling dark fiber.

        Richard J. Metzger.    Mr. Metzger has been with Focal since September 1998. From 1994 to 1998, he served as General Counsel of the Association for Local Telecommunications Services. From 1984 to 1993, he held various legal positions with Ameritech including serving as Vice President and General

Counsel of Wisconsin Bell and Michigan Bell. From 1976 to 1984, he was an attorney at the law firm of Sidley & Austin.

        James E. Crawford, III.    Mr. Crawford has served as a director of Focal since November 1996. From August 1992 to September 2000, he was a general partner and, then since September of 2000, a managing partner of Frontenac Company, a private equity firm and stockholder of Focal. From February 1984 to August 1992, Mr. Crawford was a general partner of William Blair Venture Management Co., a venture capital fund. He was also a general partner of William Blair & Company, an investment bank and brokerage firm affiliated with William Blair Venture Management Co., from January 1987 to August 1992. Mr. Crawford serves as a director of SI International, Inc., Allegiance Telecom, Inc. and several private companies.

        Paul J. Finnegan.    Mr. Finnegan has served as a director of Focal from November 1996 to June 2000 and was again elected as a director in December 2001. Since January 1993, Mr. Finnegan has been a Managing Director of Madison Dearborn Partners, Inc., a venture capital firm and the general partner of Madison Dearborn Capital Partners, L.P., a stockholder of Focal. Previously, he held a variety of marketing positions in the publishing industry, both in the United States and the Far East. Mr. Finnegan concentrates on investments in the communications industry and currently serves on the Boards of Directors of Allegiance Telecom, Inc., and Rural Cellular Corporation, and the Board of Trustees of The Skyline Fund, a small cap mutual fund.

        James N. Perry, Jr.    Mr. Perry has been a director of Focal since November 1996. From January 1993 to January 1999, he served as a Vice President and since January of 1999 has served as Managing Director of Madison Dearborn Partners, Inc., a venture capital firm and the general partner of Madison Dearborn Capital Partners, L.P., a stockholder of Focal. Previously, Mr. Perry served in various positions at First Capital Corporation of Chicago and its affiliates. Mr. Perry currently serves as a director of Allegiance Telecom, Inc.

        Timothy A. Samples.    Mr. Samples has been a director of Focal since October 2002. Most recently he was the CEO of Completel N.V., a European fiber-based competitive local exchange carrier based in Paris. Prior to Completel, he was the CEO of Firstmark Communications, a Pan-European broadband provider with operations in France, Germany, Spain, Switzerland and Finland. From 1997 to 2000, Mr. Samples served as CEO of One2One, one of four mobile operators in the United Kingdom and from 1994 to 1997, he held various management positions at US West. Mr. Samples has been a telecom executive for 20 years, both in the United States and in Europe.

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

        Colin Williams.    Mr. Williams has been a director of Focal since June 2002. In August 2000, he retired as Executive Vice President, Global Services and Systems at Level 3 Communications. Prior to working at Level 3, Mr. Williams was with WorldCom International, initially as CEO, then Chairman, where he was responsible for WorldCom's fiber networks overseas. Before working for WorldCom, he held executive positions with MFS Communications (1992-96) and BT (1982-92). Mr. Williams is also a director of Level 3 and KeyTech Limited in Bermuda.

        There are no family relationships between any of Focal's executive officers or directors. Executive officers serve at the discretion of our Board of Directors.

How Our Directors Are Elected

        The Board of Directors currently consists of 7 sitting members, plus 4 vacancies, for a total of 11 directorships. Nine of our directorships are divided into three classes of three members each, and are to be elected by our common stockholders for a three-year term, with one class being elected at each year's annual meeting of stockholders. In addition, in connection with our 2001 Recapitalization, the Certificate of Designation with respect to the Preferred Stock provided that investors who are the holders of common stock issued or issuable with respect to certain preferred stock have the right to designate two representatives for election to our Board of Directors. Mr. Finnegan was so designated by these investors, and the other investor-appointed directorship is currently vacant. Mr. Sinwell and Ms. Perone are in the class of elected directors whose term will expire at our 2003 annual meeting of stockholders. Mr. Crawford and Mr. Williams are in the class of directors whose term will expire at our 2004 annual meeting of stockholders. Mr. Perry and Mr. Samples are in the class of directors whose term will expire at our 2005 annual meeting of stockholders. Each of the three classes of elected directorships currently has one vacancy.

        The Amended Reorganization Plan contemplates that upon confirmation by the bankruptcy court, the Board will be comprised of 9 persons elected by the holders of a series of preferred stock in the reorganized company.

Our Board Committees

        The Board currently has three committees. They are the:

  •
  Compensation Committee

  •
  Stock Option Committee

  •
  Audit Committee

        The Compensation Committee establishes salaries, incentives and other forms of compensation (except to the extent delegated to the Stock Option Committee) for our directors, executive officers and key employees and administers our equity incentive plans and other incentive and benefit plans. The members of the Compensation Committee are Mr. Crawford and Mr. Perry.

        The Stock Option Committee grants stock options under the Company's 1998 Equity and Performance Incentive Plan (the "Plan") to employees who are not:(a) "covered employees" within the meaning of Section 162(m) of the Internal Revenue Code or who, in the Committee's judgment, are likely to be a covered employee at any time during the period a grant or award under the Plan to such person would be outstanding, (b) an officer or other person subject to Section 16 of the Securities Exchange Act of 1934, or (c) a vice president, senior vice president, or executive vice president. The members of the Stock Option Committee are Mr. Crawford and Mr. Perry.

        The Audit Committee oversees the work of our independent auditors, reviews internal audit controls and evaluates conflict of interest issues. The members of the Audit Committee are Mr. Crawford, Mr. Samples and Mr. Williams.

Compensation of Our Directors

        Our compensation for non-employee directors, other than designees of our institutional investors, includes annual cash payment of $25,000, plus $1,500 for each board meeting attended, plus $1,000 for each substantive committee meeting attended.

        In June, 2002, Mr. Williams was granted an option to purchase 30,000 shares of Focal stock, with 25% of such option being immediately vested and the remaining 75% to vest equally over the subsequent three years. The agreement with Mr. Williams further provides that he will receive an annual grant be exercisable for a number of shares of Focal common stock equal to the result obtained by dividing (x) $120,000 minus the total cash payments received during the 12-month period preceding the date of grant, by (y) the fair market value of a share of Focal common stock on the date of grant.

        The Board of Directors is currently reviewing its compensation plan for non-employee directors, and may implement a change. All directors are reimbursed for expenses incurred to attend Board of Directors or committee meetings.

Potential Conflicts of Interest of Some of Our Directors

        In addition to serving as members of our Board of Directors, Mr. Crawford, Mr. Finnegan, Mr. Williams, Ms. Perone, Mr. Sinwell and Mr. Perry each serve as directors of other telecommunications services companies and other private companies. As a result, these six directors may be subject to conflicts of interest during their tenure on our Board of Directors. Accordingly, they may be periodically required to inform us and the other companies to which they owe fiduciary duties of financial or business opportunities. We do not currently have any standard procedures for resolving potential conflicts of interest relating to corporate opportunities or otherwise. Conflict of interest issues are reviewed by our Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers and persons who own more than 10 percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports in changes in ownership in our common stock, and to furnish us with copies of all the reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other Forms 5 were required, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10 percent beneficial owners were complied with, except that Form 3's filed on behalf of Mr. Williams, a director, and Mr. William S. Kirsch, a former director, were not timely filed.

ITEM 11.    EXECUTIVE COMPENSATION

        The table below presents information about compensation earned by our (i) Chairman and Chief Executive Officer; and (ii) each of our four other most highly compensated executive officers whose combined salary and bonus for 2002 exceeded $100,000 for services rendered in all capacities, in each case for each of our last three fiscal years. The officers listed in the following table are referred to as the Named Executive Officers:

				Long-term Compensation Awards
		Annual Compensation
Name and Principal Position				Restricted Stock Awards ($)		Securities Underlying Options (#)	All Other Compensation ($)
	Year	Salary ($)	Bonus ($)
Kathleen Perone President and Chief Executive Officer	2000 2001 2002	— — 168,750	— — 44,010	— — —		— — 600,000	— — —
M. Jay Sinder Executive Vice President and Chief Financial Officer	2000 2001 2002	— — 230,385	— — 28,906	— — —		3,322 257 3,579	— — —
Elizabeth Vanneste Executive Vice President, Sales and Marketing	2000 2001 2002	— — 94,231	— — 13,021	— — —		— — 100,000	— — —
Michael L. Mael(3) Vice President, Marketing	2000 2001 2002	199,039 225,000 229,327	115,000 — 28,125	6,018,750 — —		2,071 857 2,928	— — 1,960,399	(6)
Richard J. Metzger Senior Vice President and General Counsel	2000 2001 2002	— 193,460 193,399	— 115,000 14,231	— — —		714 1,643 3,000	— — —
Robert C. Taylor, Jr.(1) Former Chairman and Chief Executive Officer	2000 2001 2002	246,934 253,843 140,673	125,000 — —	57,143 — —	(7)	7,143 — 7,143	— — 102,596	(4)
John R. Barnicle(2) Former President and Chief Operating Officer	2000 2001 2002	225,000 230,769 201,923	125,000 — —	— — —		7,143 — 7,143	— — 48,077	(5)

(1)
Mr. Taylor resigned from Focal in June 2002.

(2)
Mr. Barnicle resigned from Focal in October 2002.

(3)
Mr. Mael resigned as an executive officer in August 2002, but remains an employee of the Company.

(4)
Mr. Taylor was paid severance in the amount of $102,596.

(5)
Mr. Barnicle was paid severance in the amount of $48,077.

(6)
As discussed below under "Change in Control Agreement," the Company forgave a portion of a loan made to Mr. Mael. Mr. Mael paid principal in the amount of $1,257,385.

(7)
These restricted shares were subject to a vesting schedule. Upon Mr. Taylor's resignation, 28,571 shares immediately vested and the remaining shares were cancelled.

Stock Option Grants

        The table below provides information regarding stock options granted to the Named Executive Officers during the year ended December 31, 2002. None of the Named Executive Officers received stock appreciation rights, or SARs.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Securities Underlying Options Granted
		% of Total Options Granted to Employees in Fiscal Year
Name			Exercise or Base Price (per share)	Expiration Date
					5%	10%
Kathleen Perone	600,000	57.1%	$2.98	June 2012	$1,124,464	$2,849,612
M. Jay Sinder	3,579	0.3%	$4.53	March 2012	$10,196	$25,839
Elizabeth Vanneste	100,000	9.5%	$0.76	September 2012	$47,796	$121,124
Michael L. Mael	2,928	0.3%	$4.53	March 2012	$8,342	$21,139
Richard J. Metzger	3,000	0.3%	$4.53	March 2012	$8,547	$21,659
Robert C. Taylor, Jr.	7,142	0.7%	$4.53	July 2002	$20,347	$51,563
John R. Barnicle	7,142	0.7%	$4.53	November 2002	$20,347	$51,563

(1)
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

Exercise of Stock Options and Year-End Values

        The following table sets forth information regarding the number and value of unexercised stock options held by each of the Named Executive Officers as of December 31, 2002. None of the Named Executive Officers holds SARs.

Name	Number of Shares Acquired Upon Exercise of Option	Value Realized Upon Exercise	Number of Unexercised Options at Fiscal Year End Exercisable/ Unexercisable(1)	Value of Unexercised In-the-Money Options ($) at Fiscal Year End(2) Exercisable/ Unexercisable
Kathleen Perone	—	—	100,321/500,186	—
M. Jay Sinder	—	—	3,554/3,604	—
Elizabeth Vanneste	—	—	—/100,000	—
Michael L. Mael(2)	—	—	2,524/3,332	—
Richard J. Metzger	—	—	2,898/3,102	—
Robert C. Taylor, Jr.	—	—	—	—
John R. Barnicle	—	—	—	—

(1)
These shares represent shares issuable pursuant to stock options granted under the Focal Communications Corporation 1997 Non Qualified Stock Option Plan and the Focal Communications Corporation 1998 Equity and Performance Incentive Plan.

(2)
In accordance with the SEC's rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $0.05, the closing price of our common stock reported for NASD Over-the-Counter Market on December 31, 2002. Based upon the closing price of our Common Stock on

  February 28, 2003, the exercisable and unexercisable options would have no value due to the fair market value being less than the exercise prices of the options.

Stock Option Plans

        We established the Focal Communications Corporation 1997 Non Qualified Stock Option Plan (the "1997 Plan") effective February 27, 1997. The 1997 Plan is administered by the compensation committee of our Board of Directors (the "Board"). Options to purchase 197,933 shares were issued under the 1997 Plan and no further options will be granted under the 1997 Plan.

        We adopted the Focal Communications Corporation 1998 Equity and Performance Incentive Plan (the "1998 Plan") on August 21, 1998, which was amended by shareholder vote to permit additional shares. The total number of shares available under the 1998 Plan shall not exceed 1,785,000 shares. The Board and, with respect to non-executive employees, the stock option committee of our Board of Directors, has sole and complete authority to select participants and grant options, and other equity-based instruments for our common stock.

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

Employment Agreements

        Focal is a party to an employment agreement with Ms. Perone, executed in June 2002, under which she is entitled to receive a base salary (subject to annual increase of no less than 5%), plus bonuses as determined by the Board of Directors, plus the use and occupancy of an apartment in Chicago, Illinois. Pursuant to the agreement, Ms. Perone was initially granted options to acquire 600,000 shares of common stock, with additional grants of up to 100,000 shares per year, in the discretion of the Board of Directors. Unless terminated for cause (or unless she resigns without good reason), the agreement provides that Ms. Perone would be entitled to 12 months salary plus bonus plus continuation of health and similar benefits.

        Mr. Sinder and Ms. Vanneste are subject to Executive Severance and Non-competition Agreements, which provide that unless terminated for cause, Focal will pay salary and health benefits for a period of between six and 12 months following termination (depending on the basis for termination).

        Focal was a party to employment agreements with each of Mr. Taylor and Mr. Barnicle. These employment agreements were terminated in connection with the resignations of Mr. Taylor and Mr. Barnicle during 2002. Mr. Barnicle will receive a total of 6 months salary continuation. Mr. Taylor received approximately 6 months of salary continuation.

        Focal entered into an executive employment agreement with Mr. Mael under which he would receive a base salary equal to no less than his current base salary from time to time, and that his salary might increase (but not decrease) from time to time. Bonuses are determined based upon our achievement of performance goals set in advance of each year. Unless he is terminated for cause, Mr. Mael is entitled for a period of between six and 12 months following termination of his employment with us (depending on the basis for termination) to continue to receive his most recent salary and medical benefits.

Change in Control Agreement

        In February 2000, Focal granted Mr. Mael 4,286 shares of restricted stock. At the time of grant, Mr. Mael attempted to make an election under Section 83(b) of the Internal Revenue Code to recognize the value of the 4,286 of the shares of restricted stock as ordinary income in 2000. Based on the per share price of $1,404.38 per share at the time of the election, Mr. Mael recognized $6,018,750 in ordinary income in 2000. Focal agreed to loan Mr. Mael an aggregate of $2,952,196.88 to pay taxes relating to this amount, with the loan to be due upon his departure from the Company or 2010, whichever occurs first.

        On February 1, 2001, Focal entered into a letter agreement with Mr. Mael that provided that (i) if a Change in Control (as defined in Mr. Mael's employment agreement) occurs prior to December 31, 2002, (ii) the promissory note becomes due and payable and (iii) Mr. Mael has been continuously employed by the Company until the date of the Change in Control (unless his employment was terminated in anticipation of the Change in Control), the Company will, if the amount due under the promissory notes (including accrued but unpaid interest) exceeds the gross proceeds from the restricted stock (calculated by multiplying the price per share at which the Change in Control occurs by 4,286), in its discretion, either (x) forgive the difference or (y) pay Mr. Mael a bonus equal to the difference.

        During 2002, Mr. Mael filed an amended tax return for the year 2000, which resulted in a significant refund of tax previously paid by Mr. Mael using the proceeds of the loan from the Company. By agreement with the Company, Mr. Mael used the proceeds of the tax refund (after paying certain related legal expenses) to resolve the outstanding loan. Specifically, Mr. Mael repaid the amount of $1,257,385, with the remaining principal and interest of $1,960,399 forgiven by the Company.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Board of Directors consists of two directors, Messrs. Crawford and Perry. Ms. Perone served as a member of the compensation committee for Infocrossing.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The table below sets forth information regarding beneficial ownership of our common stock as of February 28, 2003 for:

  •
  Each of the Named Executive Officers;

  •
  Each of our directors;

  •
  All of our executive officers and directors as a group; and

  •
  Each other person who we know beneficially owns 5% or more of our common stock.

        Unless otherwise noted, the address of each Named Executive Officer and director of Focal is 200 North LaSalle Street, Suite 1100, Chicago, Illinois 60601.

Name	Number of Shares Beneficially Owned(1)	Percent Beneficially Owned
Named Executive Officers
Kathleen Perone(2)	100,519	2.0%
M. Jay Sinder(5)	3,657	*
Elizabeth Vanneste	—	—
Richard J. Metzger(6)	2,898	*
Michael L. Mael(7)	5,968	*
Robert C. Taylor, Jr.(3)	41,244	*
John R. Barnicle(4)	27,381	*
Directors
James E. Crawford III(8)	1,083,752	18.8%
Paul J. Finnegan(9)	3,250,408	42.7%
James N. Perry, Jr.(9)	3,250,408	42.7%
Timothy A. Samples	—	—
Andrew E. Sinwell(9)	3,250,408	42.7%
Colin Williams(10)	7,500	*
All Named Executive Officers and Directors as a Group (13 persons)(11)	4,524,843	53.0%
Other Owners
Madison Dearborn Partners(12)	3,250,408	42.7%
Frontenac Company(13)	1,083,037	18.8%
Battery Ventures(14)	916,314	16.5%
Great Hill Partners(15)	749,599	13.5%
Royce and Associates, Inc.(16)	527,289	10.6%

*
Less than 1% of the issued and outstanding shares of our common stock.

(1)
In accordance with the rules of the Securities and Exchange Commission, each beneficial owner's holdings includes common stock that the holder has the right to acquire within 60 days of February 28, 2003, including upon the exercise of any option or warrant or upon the conversion of a security. The calculation of each holder's beneficial ownership does not assume the exercise or conversion of securities held by any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to applicable community property laws.

(2)
Includes (i) 171 shares of common stock; (ii) 100,321 shares of common stock subject to options which are exercisable within 60 days of February 28, 2002 and (iii) 27 shares subject to warrants.

(3)
Mr. Taylor is the former CEO of the Company and resigned in June, 2002. His holdings are estimated based on the last known information. The shares listed include: (i) 2,500 shares of common stock subject to vesting provisions contained in the executive's Restricted Stock Agreement and 6,688 shares subject to warrants held by the executive; (ii) 27,582 shares of common stock held by Mistral Partner, L.P., a family limited partnership over which Mr. Taylor exercises sole voting and investment power and 4,342 shares of common stock subject to warrants held by such limited partnership; (iii) 114 shares of common stock held in an IRA account by Mr. Taylor's wife and 18 shares of common stock subject to warrants held in such account.

(4)
Mr. Barnicle is the former COO of the Company and resigned in October, 2002. His holdings are estimated based on the last known information. The shares listed include (i) 2,500 shares of common stock subject to vesting provisions contained in the executive's Restricted Stock Agreement and 10,529 shares of common stock subject to warrants held by the executive; (ii) 10,000 shares of common stock held by JRB Partners, L.P., a family limited partnership over which Mr. Barnicle exercises sole voting and investment power and 1,574 shares of common stock subject to warrants held by such limited partnership; (iii) 1,371 shares of common stock held by John R. Barnicle Blind Selling Program Trust and 216 shares of common stock subject to warrants held by such trust; (iv) 1,029 shares of common stock held by JRB Blind Program Selling Trust and 162 shares of common stock subject to warrants held by such trust.

(5)
Includes (i) 89 shares of common stock; (ii) 3,554 shares of common stock subject to options which are exercisable within 60 days of February 28, 2002 and (iii) 14 shares subject to warrants.

(6)
Includes 2,898 shares of common stock subject to options which are exercisable within 60 days of February 28, 2002.

(7)
Includes (i) 4,286 shares of common stock subject to vesting provisions contained in the executive's Restricted Stock Agreement; (ii) 2,524 shares of common stock subject to options which are exercisable within 60 days of February 28, 2002 and (iii) 674 shares subject to warrants.

(8)
Mr. Crawford, a director, owns no shares in his own name. Includes 618 shares of common stock owned by Mr. Crawford's son and 97 shares which Mr. Crawford's son has the right to acquire upon the exercise of warrants. Mr. Crawford, by virtue of his being a general partner of Frontenac Company and a member of Frontenac VIII LLC, may be deemed to own the shares held by such entities. Mr. Crawford has disclaimed beneficial ownership of any securities in which he does not have a pecuniary interest. See footnote 13 below. Mr. Crawford's address is c/o Frontenac Company, 135 S. LaSalle Street, Suite 3800, Chicago, IL 60603.

(9)
Messrs. Finnegan, Perry and Sinwell, directors, do not own shares in their own names. Each of them, by virtue of being Managing Directors of Madison Dearborn Partners, Inc. may be deemed to beneficially own the shares held by such entity. Each disclaims beneficial ownership of any securities in which he does not have a pecuniary interest. See footnote 12 below. The addresses for each of Messrs. Finnegan, Perry and Sinwell is c/o Madison Dearborn Partners, Three First National Plaza, Suite 3800, Chicago, IL, 60602.

(10)
Includes 7,500 shares of common stock subject to options which are exercisable within 60 days of February 28, 2002.

(11)
Includes (i) 955,671 shares of common stock; (ii) 116,797 shares of common stock subject to options which are exercisable within 60 days of February 28, 2002; (iii) 166,880 shares subject to warrants; (iv) 1,095,165 shares that may be acquired upon the conversion of preferred stock (plus accrued dividends), and (v) 2,190,330 shares of common stock that may be acquired upon the conversion of convertible loans (plus accrued interest).

(12)
Includes (i) 843,608 shares of common stock which Madison Dearborn Capital Partners IV, L.P. ("MDCP IV") may acquire beneficial ownership of upon conversion of its Preferred Stock (plus accrued dividends), (ii) the 1,687,216 shares of Common Stock that MDCP IV may acquire beneficial ownership of upon conversion of its Convertible Loan to the Company (plus accrued interest), (iii) 617,326 shares of common stock which Madison Dearborn Capital Partners, L.P. ("MDCP I") owns of record, (iv) 97,186 shares of common stock which MDCP I may acquire upon exercise of warrants, (v) 1,691 shares of common stock which Madison Dearborn Special Co-Invest Partners I, L.P. ("MDP Special Co-Invest") may acquire beneficial ownership of upon conversion of its Preferred Stock (plus accrued dividends), and (vi) the 3,381 shares of Common Stock that MDP Special Co-Invest may acquire beneficial ownership of upon conversion of its Convertible Loan to the Company (plus accrued interest). Dispositive and voting power of the securities owned by MDCP IV are shared by Madison Dearborn Partners IV ("MDP IV"), the sole general partner of MDCP IV, and an advisory committee of Madison Dearborn Partners, L.L.C., the sole general partner of MDP IV. Dispositive and voting power of the securities owned by MDCP I are shared by Madison Dearborn Partners, L.P. ("MDP"), the sole general partner of MDCP, and an advisory committee of limited partners of Madison Dearborn Partners, Inc., the sole general partner of MDP. Each of the foregoing persons has disclaimed beneficial ownership of any securities in which such person does not have a pecuniary interest. The address of Madison Dearborn is Three First National Plaza, Suite 3800, Chicago, IL 60602.

(13)
Includes (i) 239,188 shares of common stock which Frontenac VIII Limited Partnership ("Frontenac VIII") may acquire beneficial ownership of upon conversion of its Preferred Stock, (plus accrued dividends), (ii) the 478,377 shares of Common Stock that Frontenac VIII may acquire beneficial ownership of upon conversion of its Convertible Loan to the Company (plus accrued interest), (iii) 10,678 shares of common stock which Frontenac Masters VIII Limited Partnership ("Frontenac Masters VIII") may acquire beneficial ownership of upon conversion of its Preferred Stock (including accrued dividends); (iv) the 21,356 shares of Common Stock that Frontenac Masters VIII may acquire beneficial ownership of upon conversion of its Convertible Loan to the Company (plus accrued interest), (v) 288,085 shares of Common Stock owned of record by Frontenac VI Limited Partnership ("Frontenac VI"), and 45,353 shares of common stock which Frontenac VI may acquire upon exercise of warrants. Dispositive and voting power of the securities held by Frontenac VIII and Frontenac Masters VIII are shared by Frontenac VIII Partners, L.P. ("Frontenac VIII LP"), the general partner of each such person, and Frontenac Company VIII, L.L.C., the general partner of Frontenac VIII LP. Dispositive and voting power of the securities held by Frontenac VI are shared by Frontenac Company, it general partner. Mr. Crawford, along with the other general partners of Frontenac Company and the other members of Frontenac VIII, L.L.C., may be deemed to share beneficial ownership of the shares beneficially owned by such entities. Each of the foregoing persons has disclaimed beneficial ownership of any securities in which such person does not have a pecuniary interest. The address of Frontenac is 135 S. LaSalle Street, Suite 3800, Chicago, IL 60603.

(14)
Includes (i) 53,305 shares of common stock which Battery Ventures III, L.P. ("Battery Ventures III") may acquire beneficial ownership of upon conversion of Preferred Stock (plus accrued dividends), (ii) 106,610 shares of Common Stock that Battery Ventures III may acquire beneficial ownership of upon conversion of its Convertible Loan to the Company (plus accrued interest), (iii) 188,699 shares of common stock which Battery Ventures VI, L.P. ("Battery Ventures VI") may acquire beneficial ownership of upon conversion of its Preferred Stock (including accrued dividends); (iv) 377,398 shares of Common Stock that Battery Ventures VI may acquire beneficial ownership of upon conversion of its Convertible Loan to the Company (plus accrued interest), (v) 7,862 shares of common stock which Battery Investment Partners VI, LLC ("Battery Investment Partners") may acquire beneficial ownership of upon conversion of its Preferred Stock (including accrued dividends), (vi) 15,725 shares of Common Stock that Battery Investment Partners may acquire beneficial ownership of upon conversion of its Convertible Loan to the Company (plus accrued interest), (vii) 144,039 shares of Common Stock owned of record by Battery Ventures III and 22,676 shares of common stock which Battery Ventures III may acquire upon exercise of warrants. Dispositive and voting power of the securities held by Battery Ventures III are shared by Battery Partners III, L.P., its general partner. Dispositive and voting power of the securities held by Battery Partners VI are shared by Battery Partners VI, LLC, it general partner. Dispositive and voting power of the securities held by Battery Investment Partners are shared by its individual managers. Because Battery Investment Partners invests alongside Battery Ventures VI in all investments made by Battery Ventures VI, each fund may be deemed to beneficially own the shares held by the other. The general partners of Battery Partners III and the managing members of Battery Partners VI may be deemed to share beneficial ownership of the shares beneficially owned by such entities. Each of the foregoing persons has disclaimed beneficial ownership of any securities in which such person does not have a pecuniary interest. The address of Battery Ventures is 20 William Street, Wellesley, MA 02481.

(15)
Includes (i) 96,985 shares of common stock which Great Hill Equity Partners, Limited Partnership ("GHEP") may acquire beneficial ownership of upon conversion of Preferred Stock (plus accrued dividends), (ii) 193,970 shares of Common Stock that GHEP may acquire beneficial ownership of upon conversion of its Convertible Loan to the Company (plus accrued interest), (iii) 4,472 shares of common stock which Great Hill Investors LLC ("GHI") may acquire beneficial ownership of upon conversion of its Preferred Stock (including accrued dividends); (iv) 8,944 shares of Common Stock that GHI may acquire beneficial ownership of upon conversion of its Convertible Loan to the Company (plus accrued interest), (v) 142,844 shares of common stock which Great Hill Equity Partners II, L.P. ("GHEPII") may acquire beneficial ownership of upon conversion of its Preferred Stock (including accrued dividends), (vi) 285,688 shares of Common Stock that GHEPII may acquire beneficial ownership of upon conversion of its Convertible Loan to the Company (plus accrued interest), (vii) 5,565 shares of common stock which Great Hill Affiliate Partners II, L.P. ("GHAPII") may acquire beneficial ownership of upon conversion of its Preferred Stock (including accrued dividends), and (viii) 11,131 shares of Common Stock that GHAPII may acquire beneficial ownership of upon conversion of its Convertible Loan to the Company (plus accrued interest). Dispositive and voting power over the securities held by GHEP are shared by GP, by virtue of its being the sole general partner of GHEP. Dispositive and voting power over the securities held by GHEPII and GHAPII are shared by GPII, by virtue of its being the sole general partner of GHEPII and GHAPII. The address of such persons is One Liberty Square, Boston, MA 02109.

(16)
This information is based solely on material contained in a Schedule 13G filed by Royce and Associates, Inc. with the SEC on August 8, 2002. The address of such persons is 1414 Avenue of the Americas, New York, New York 10019.

Equity Compensation Plans

        The table below provides information regarding stock options granted under our Stock Option Plans. Focal does not have any equity compensation plans not approved by its stockholders.

Plan categories	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,231,911	$59.3487	801,089

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Stock Purchase Agreement and Stockholders' Agreement

        We have entered into a Stock Purchase Agreement with some of our stockholders, dated as of November 27, 1996 and amended after that date. The Stock Purchase Agreement requires us to:

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

The 2001 Recapitalization

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

        Covenants with Respect to the Preferred Stock.    The Purchase Agreement pursuant to which this new investment was made provided for a number of agreements between us and the investors. Among other things, the Purchase Agreement grants the investors preemptive rights to acquire a portion of any common stock issued by us in the future (subject to certain exceptions) and to give specified financial and business information to each investor and each other holder of common stock issued or issuable upon conversion of the Preferred Stock ("Investor Securities") that holds at least 15% of Investor Securities). Each investor agreed that, until the six-month anniversary of the closing date of the 2001 Recapitalization, it would not transfer, make any short sale, pledge, or otherwise dispose of, or enter into any hedging transaction that could result in a transfer of, or otherwise reduce its economic interest with respect to, any Investor Securities without the prior approval of our Board of Directors, other than (1) to its affiliates, (2) pursuant to a tender or exchange offer for our securities approved by our Board of Directors or (3) pursuant to a stock or cash merger or other business combination to which we are a party.

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

        Board of Directors.    The holders of Investor Securities shall have the right to designate two representatives for election to our Board of Directors. In connection with the 2001 Recapitalization, our Board of Directors increased the size of our Board of Directors by two directors and filled the vacancies with two designees of the Investors, and one of whom was Mr. Finnegan, and the other, John G. Hayes, has since resigned. For so long as any Preferred Stock remains outstanding, at any subsequent Special Meeting of Stockholders at which the term of the Board representatives appointed to the Board of Directors by the holders of the Preferred Stock expires, the Board representatives designated by the holders of the Preferred Stock shall be elected by the affirmative vote of the holders of a majority of the issued and outstanding shares of Preferred Stock, voting separately as a class. The Board representative(s) elected by the holders of Preferred Stock shall not be divided into classes and shall be in addition to the maximum number of directors who may be elected by the holders of our common stock. At such time as no Preferred Stock remains issued and outstanding, the term of the Board representatives designated by the holders of Preferred Stock will expire automatically, and thereafter we have agreed to nominate the Board representative(s) designated by the holders of a majority of the Investor Securities then outstanding for election to the Board of Directors by the holders of common stock and solicit proxies from our stockholders in favor of the election of such Board representative(s). After such time as no Preferred Stock remains outstanding, the Board representatives selected by the holders of Investor Securities shall be divided into classes and shall be included in the maximum number of directors who may be elected by the holders of our common stock in accordance with the provisions of our by-laws.

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

        Fees and Expenses.    In connection with the 2001 Recapitalization, we paid Madison Dearborn Partners $1,200,000, Frontenac $250,000 and Battery Ventures $50,000, as a commitment fee in connection with the closing and the out-of-pocket costs and expenses of the Investors related to the Recapitalization.

  Registration Agreement

        In connection with the 2001 Recapitalization, we entered into an amended and restated registration rights agreement with the investors and the holders of Notes who exchanges their Notes for common stock in connection with the 2001 Recapitalization. These holders of common stock will have the benefit of the following demand registration rights:

  •
  subject to minimum dollar amounts, MDP may demand two registrations on Form S-1 with respect to the stock held by it prior to the 2001 Recapitalization;

  •
  Frontenac and Battery Ventures may each demand one registration on Form S-1 with respect to the stock held by them prior to the 2001 Recapitalization;

  •
  the holders of 8% of all shares of common stock subject to the registration agreement prior to the Recapitalization may demand an unlimited number of registrations on Form S-2 or Form S-3 (stockholders with registration rights prior to the Recapitalization included, among others, Mr. Taylor, Madison Dearborn Partners, Frontenac Company and Battery Ventures);

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

Support Agreement.

        Prior to the December 19, 2002 Ch. 11 bankruptcy filing, the holders of the Convertible Notes and Preferred Stock, including Madison Dearborn Partners, Frontenac Company, Battery Ventures and Great Hills Partners, executed a Support Agreement to support a plan of reorganization under which the Convertible Notes would be exchanged for $65 million in new preferred equity, with the existing Preferred Stock to be converted into common equity. As discussed under "Business" (Part I, Item 1), based on subsequent discussions between these investors and representatives of the general unsecured creditors, the Company filed the Amended Plan of Reorganization, which, if confirmed, would grant 15% of the $65 million new Preferred Equity to the general unsecured creditors, plus warrants to purchase up to 25% of the common equity of the reorganized company.

Some of Our Directors are also Directors of our Competitors

        Some of our directors, who serve as representatives of the Institutional Investors, also serve on the boards of directors of companies with which we may compete or enter into agreements. Specifically, Mr. Crawford and Mr. Perry are directors of Allegiance Telecom, a Dallas-based CLEC. Allegiance Telecom is one of our competitors. Mr. Williams is a director of Level 3 Communications, which is also a competitor, as well as other telecommunications companies. Ms. Perone is also director of other telecommunications companies. See "Directors and Executive Officers of the Registrant—Potential Conflicts of Interest of Some of Our Directors."

Other Transactions

        Mr. William S. Kirsch served as a director of Focal from June 12, 2002 to December 5, 2002. Mr. Kirsch is a partner in the law firm of Kirkland & Ellis, which provided legal services to Focal in 2002.

ITEM 14.    CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures:

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is reported, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management including our President, principal executive officer, and our Vice President, principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        Within the 90 days prior to the filing date of this Report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of the Company's management, including, Kathleen Perone, our President and principal executive officer, and M. Jay Sinder, our Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the President and the Vice President concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

(b)
Changes in internal controls:

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the evaluation date.

        The Company's management, including our Chief Executive Officer and Chief Financial Officer, have concluded based on their evaluation performed as of a date within 90 days of the filing date of this annual report on Form 10-K (the "Evaluation Date"), that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1)    Financial Statements

            The consolidated financial statements of Focal Communications Corporation and Subsidiaries for the year ended December 31, 2002, together with the Report of Independent Auditors, are set forth on pages F-1 through F-29 of this report. The supplemental financial information listed and appearing hereafter should be read in conjunction with the consolidated financial statements included in the report.

  (a)(2)    Financial Statement Schedules

            The following are included in Part IV of this report for each of the years ended December 31, 2000, 2001 and 2002 as applicable:

Report of Independent Auditors	F-2
Report of Previous Independent Public Accountants	F-29
Schedule II—Valuation and Qualifying Accounts	F-30

            Financial statement schedules not included in this report have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto, included in this report.

  (a)
  (3)   The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index attached to this Form 10-K and incorporated herein by reference.

  (b)
  Reports on Form 8-K.

            On December 20, 2002, we filed a Current Report on Form 8-K, reporting the filing of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware by the Company and its subsidiaries.

  (c)
  Financial Statement Schedules. The financial statement schedules filed as part of this Annual Report on Form 10-K are as specified in item 15(a)(2) herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized on this 28th day of March, 2003.

FOCAL COMMUNICATIONS CORPORATION
By:	/s/ KATHLEEN PERONE Kathleen Perone President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated. Each Director whose signature appears below authorizes and appoints M. Jay Sinder, Richard J. Metzger and Matthew H. Berns, or any of them, as his attorney-in-fact to sign and file on his behalf any and all amendments to this report.

Signature	Title	Date

/s/ KATHLEEN PERONE Kathleen Perone	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003
/s/ M. JAY SINDER M. Jay Sinder	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 28, 2003
/s/ TIMOTHY A. SAMPLES Timothy A. Samples	Director	March 28, 2003
/s/ ANDREW E. SINWELL Andrew E. Sinwell	Director	March 28, 2003
/s/ JAMES N. PERRY, JR. James N. Perry, Jr.	Director	March 28, 2003
/s/ COLIN WILLIAMS Colin Williams	Director	March 28, 2003
/s/ JAMES E. CRAWFORD III James E. Crawford III	Director	March 28, 2003
/s/ PAUL J. FINNEGAN Paul J. Finnegan	Director	March 28, 2003

CERTIFICATIONS

I, Kathleen Perone, certify that:

1.
I have reviewed this annual report on Form 10-K of Focal Communications Corporation.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ KATHLEEN PERONE Kathleen Perone President, Chief Executive Officer and Director

CERTIFICATIONS

I, M. Jay Sinder, certify that:

1.
I have reviewed this annual report on Form 10-K of Focal Communications Corporation.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ M. JAY SINDER M. Jay Sinder Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Location
3.1	Restated Certificate of Incorporation, as amended. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)	Incorporated by reference
3.2	Certificate of Amendment Restated Certificate of Incorporation.	Incorporated by reference
3.3	Certificate of Designation of Series A Redeemable Voting Convertible Preferred Stock. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)	Incorporated by reference
3.4	Form of Amended and Restated By-Laws. (Incorporated by reference to Exhibit No. 3.5 of the S-1)	Incorporated by reference
4.1
	Indenture with Harris Trust and Savings Bank, dated February 18, 1998. (Incorporated by reference to Exhibit No. 4.1 of Focal's Registration Statement on Form S-4, originally filed with the Securities and Exchange Commission on August 13, 1998 (Registration No. 333-49397) (the "1998 S-4"))	Incorporated by reference
4.2	Initial Global 12.125% Senior Discount Note Due February 15, 2008, dated February 18, 1998. (Incorporated by reference to Exhibit No. 4.2 of the 1998 S-4)	Incorporated by reference
4.3
First Supplemental Indenture, dated as of October 26, 2001 between the Company and BNY Midwest Trust Company, as Trustee providing for the issuance of the Company's 12.125% Senior Discount Notes due 2008. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)
4.4
	Stock Purchase Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated November 27, 1996. (Incorporated by reference to Exhibit No. 4.5 of the 1998 S-4)	Incorporated by reference
4.5
	Amendment No. 1 to Stock Purchase Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated January 23, 1998. (Incorporated by reference to Exhibit No. 4.6 of the 1998 S-4)	Incorporated by reference
4.6
	Amendment No. 2 to Stock Purchase Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.8 of Focal's Quarterly Report on Form 10-Q for the period ending September 30, 1998, originally filed with the Securities and Exchange Commission on November 16, 1998 (the "3rd Quarter 1998 10-Q"))	Incorporated by reference

4.7
	Vesting Agreement with Madison Dearborn Capital Partners, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of November 27, 1996. (Incorporated by reference to Exhibit No. 4.1 of the 3rd Quarter 1998 10-Q)	Incorporated by reference
4.8
	Vesting Agreement with Frontenac VI, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of November 27, 1996. (Incorporated by reference to Exhibit No. 4.2 of the 3rd Quarter 1998 10-Q)	Incorporated by reference
4.9
	Vesting Agreement with Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of November 27, 1996. (Incorporated by reference to Exhibit No. 4.3 of the 3rd Quarter 1998 10-Q)	Incorporated by reference
4.10
	Amendment No. 1 to Vesting Agreement and Consent with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.4 of the 3rd Quarter 1998 10-Q)	Incorporated by reference
4.11
	Amendment No. 1 to Vesting Agreement and Consent with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.5 of the 3rd Quarter 1998 10-Q)	Incorporated by reference
4.12
	Amendment No. 1 to Vesting Agreement and Consent with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.6 of the 3rd Quarter 1998 10-Q)	Incorporated by reference
4.13
	Form of Restricted Stock Agreement with each of Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of September 30, 1998 (Incorporated by reference to Exhibit No. 4.7 of the 3rd Quarter 1998 10-Q)	Incorporated by reference
4.14
	Stockholders Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated November 27, 1996. (Incorporated by reference to Exhibit No. 4.11 of the 1998 S-4)	Incorporated by reference
4.15
	Amendment No. 1 to Stockholders Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of July 7, 1998. (Incorporated by reference to Exhibit No. 4.9 of the 3rd Quarter 1998 10-Q)	Incorporated by reference

4.16
	Amendment No. 2 to Stockholders Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.10 of the 3rd Quarter 1998 10-Q)	Incorporated by reference
4.17
	Amendment No. 3 to Stockholders Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated February 16, 1999. (Incorporated by reference to Exhibit 4.16 of Focal's Annual Report on Form 10-K for the year ended December 31, 1999, originally filed with the Securities and Exchange Commission on March 31, 1999 (the "1998 10-K"))	Incorporated by reference
4.18
	Amendment No. 4 to Stockholders Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Brian F. Addy, John R. Barnicle, Joseph Beatty, and Robert C. Taylor, Jr., dated May 21, 1999. (Incorporated by reference to Exhibit No. 4.27 of the S-1)	Incorporated by reference
4.19	Executive Stock Agreement and Employment Agreement with John R. Barnicle, dated November 27, 1996. (Incorporated by reference to Exhibit No. 4.13 of the 1998 S-4)†	Incorporated by reference
4.20	Executive Stock Agreement and Employment Agreement with Robert C. Taylor, Jr., dated November 27, 1996. (Incorporated by reference to Exhibit No. 4.15 of the 1998 S-4)†	Incorporated by reference
4.21	Amendment No. 1 to Executive Employment Agreement and Consent with John R. Barnicle, dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.12 of the 3rd Quarter 1998 10-Q)†	Incorporated by reference
4.22	Amendment No. 1 to Executive Employment Agreement and Consent with Robert C. Taylor, Jr., dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 4.14 of the 3rd Quarter 1998 10-Q)†	Incorporated by reference
4.23
	First Amended and Restated Registration Agreement, dated as of October 26, 2001, by and among the Company, the Persons listed on the Schedule of Original Institutional Investors attached thereto, the Persons listed on the Schedule of New Institutional Investors attached thereto, the Persons listed on the Schedule of Exchanging Bondholders attached thereto, and the Persons listed on the Schedule of Executive Investors attached thereto. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)	Incorporated by reference

4.24
	Restricted Shares Agreement with Michael L. Mael, effective as of January 31, 2000. (Incorporated by reference to Exhibit No. 4.1 of Focal's Quarterly Report on Form 10-Q for the period ending March 31, 2000, originally filed with the Securities and Exchange Commission on May 12, 2000 (the "1st Quarter 2000 10-Q"))†	Incorporated by reference
4.25
	Indenture with Harris Trust and Savings Bank, dated January 12, 2000. (Incorporated by reference to Exhibit No. 4.28 of Focal's Registration Statement on Form S-4, originally filed with the Securities and Exchange Commission on April 10, 2000, as amended (Registration No. 333-34480) (the "2000 S-4"))	Incorporated by reference
4.26	Form of 11 7/8% Senior Note due January 15, 2010, Series B (CUSIP No. 344155AE6). (Incorporated by reference to Exhibit No. 4.34 of the 2000 S-4)	Incorporated by reference
4.27
	First Supplemental Indenture, dated as of October 26, 2001 between the Company and BNY Midwest Trust Company, as Trustee providing for the issuance of the Company's 11.875% Senior Notes due 2010. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)	Incorporated by reference
4.28
	Tag Along Agreement with Madison Dearborn Capital Partners, L.P., Frontenac VI, L.P., Battery Ventures III, L.P., Robert C. Taylor, Jr., Mistral Partners, L.P., John R. Barnicle, JRB Partners, L.P., Joseph A. Beatty, and Coventry Court Partners, L.P. (Incorporated by reference to Exhibit 4.3 of the 3rd Quarter 2000 10-Q)	Incorporated by reference
4.29
	Preferred Stock Purchase and Loan Commitment Agreement, dated August 9, 2001 (the "Purchase Agreement"), by and among Focal Communications Corporation, Madison Dearborn Capital Partners IV, L.P., Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership and Battery Ventures III, L.P. (Incorporated by reference to Focal's Current Report on Form 8-K filed on August 29, 2001)	Incorporated by reference
4.30
	Joinder Agreement and Amendment No. 1, dated September 21, 2001, among the Company, Madison Dearborn Capital Partners IV, L.P., Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership, Battery Ventures III, L.P., Battery Ventures, VI, L.P., Battery Investment Partners VI, LLC, Great Hill Equity Partners Limited Partnership, Great Hill Investors, LLC, Great Hill Equity Partners II Limited and Great Hill Affiliate Partners II Limited Partnership. (Incorporated by reference to Focal's Current Report on Form 8-K filed on September 27, 2001)	Incorporated by reference

4.31
	Amendment No. 2 to the Preferred Stock Purchase and Loan Commitment Agreement, dated as of October 11, 2001, by and among the Company, Madison Dearborn Capital Partners IV, L.P., Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership, Battery Ventures III, L.P., Battery Ventures VI, L.P., Battery Investment Partners VI, LLC, Great Hill Equity Partners Limited Partnership, Great Hill Investors, LLC, Great Hill Equity Partners II Limited Partnership and Great Hill Affiliate Partners II Limited Partnership. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)	Incorporated by reference
4.32
	Warrant Agreement by and between Focal and Computershare Trust Company of New York, as Warrant Agent, dated as of October 26, 2001. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)	Incorporated by reference
4.33
	Conversion Agreement, dated as of October 26, 2001, by and among the Company, Madison Dearborn Capital Partners IV, L.P., Frontenac VIII Limited Partnership, Frontenac Masters VIII Limited Partnership, Battery Ventures III, L.P., Battery Ventures VI, L.P., Battery Investment Partners VI, LLC, Great Hill Equity Partners Limited Partnership, Great Hill Investors, LLC, Great Hill Equity Partners II Limited Partnership, Great Hill Affiliate Partners II Limited Partnership and Randolph Street Partners III. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)	Incorporated by reference
10.1	Executive Employment Agreement with Michael L. Mael, dated as of January 8, 2000. (Incorporated by reference to Exhibit No. 10.1 of the 1st Quarter 2000 10-Q)	Incorporated by reference
10.2
	Amended and Restated Credit and Guaranty Agreement, dated as of October 26, 2001, by and among the Company, Focal Financial Services, Inc., certain subsidiaries of the Company as identified therein, Goldman Sachs Credit Partners L.P., Salomon Smith Barney Inc., Citibank, N.A. and Bank of America N.A. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)	Incorporated by reference
10.3
	Master Pledge and Security Agreement, dated as of October 26, 2001, by and among the Company, certain subsidiaries of the Company as identified therein and Citicorp USA, Inc., as collateral agent. (Incorporated by reference to Focal's Current Report on Form 8-K filed on October 29, 2001)	Incorporated by reference
10.4	Network Products Purchase Agreement with Northern Telecom Inc., dated January 21, 1997. (Incorporated by reference to Exhibit No. 10.5 of the 1998 S-4)	Incorporated by reference

10.5	Amendments No. 1 and No. 2 to Network Products Purchase Agreement with Northern Telecom Inc., both dated March 6, 1998. (Incorporated by reference to Exhibit No. 10.6 of the 1998 S-4)*	Incorporated by reference
10.6
	Amendment No. 3 to Network Products Purchase Agreement with Northern Telecom Inc., dated March 25, 1999. (Incorporated by reference to Exhibit No. 10.7 to Focal's Quarterly Report on Form 10-Q for the period ended March 31, 1999, originally filed with the Securities and Exchange Commission on May 6, 1999, as amended)*	Incorporated by reference
10.7	Loan and Security Agreement with NTFC Capital Corporation dated December 30, 1998. (Incorporated by reference to Exhibit No. 10.17 of the 1998 10-K).*	Incorporated by reference
10.8	Amendment No. 1 to Loan and Security Agreement with NTFC Capital Corporation dated as of April 15, 1999. (Incorporated by reference to Exhibit No. 10.25 of the S-1)	Incorporated by reference
10.9	Second Amendment to Loan and Security Agreement with NTFC Capital Corporation, dated as of November 30, 2000.*	Incorporated by reference
10.10	Employment Agreement with Renee M. Martin, dated March 20, 1998. (Incorporated by reference to Exhibit No. 10.16 of the 1998 S-4)†	Incorporated by reference
10.11	Amendment No. 1 to Executive Employment Agreement with Renee M. Martin, dated as of August 21, 1998. (Incorporated by reference to Exhibit No. 10.10 of the 3rd Quarter 1998 10-Q)†	Incorporated by reference
10.12	1997 Nonqualified Stock Option Plan, amended and restated as of August 21, 1998. (Incorporated by reference to Exhibit No. 10.7 of the 3rd Quarter 1998 10-Q)†	Incorporated by reference
10.13	Amendment to 1997 Nonqualified Stock Option Plan (amended and restated as of August 21, 1998), dated as of May 21, 1999. (Incorporated by reference to Exhibit No. 10.58 of the S-1)†	Incorporated by reference
10.14	Form of Amended and Restated Stock Option Agreement. (Incorporated by reference to Exhibit No. 10.33 of the 1998 10-K)†	Incorporated by reference
10.15
	Amended and Restated 1998 Equity and Performance Incentive Plan. (Incorporated by reference to Exhibit No. 4.39 of Focal's Registration Statement on Form S-8, originally filed with the Securities and Exchange Commission on September 22, 2000)†	Incorporated by reference
10.16	Form of Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit No. 4.1 of the 3rd Quarter 2000 10-Q)†	Incorporated by reference
10.17	1998 Equity Plan for Non-Employee Directors. (Incorporated by reference to Exhibit No. 10.9 of the 3rd Quarter 1998 10-Q)†	Incorporated by reference

10.18	Agreement for Sale of Real Property between Focal Communications Corporation and United Air Lines, Inc. dated August 13, 1998. (Incorporated by reference to Exhibit No. 10.36 of the 1998 10-K)	Incorporated by reference
10.19	IRU Agreement dated April 28, 1999, by and between Focal Financial Services, Inc. and Level 3 Communications, LLC. (Incorporated by reference to Exhibit No. 10.55 of the S-1)*	Incorporated by reference
10.20	Private Line Service Agreement, dated May 4, 1999, by and between Focal Communications Corporation and WorldCom Technologies, Inc. (Incorporated by reference to Exhibit No. 10.56 of the S-1)*	Incorporated by reference
10.21
	Fiber Optic Network leased Fiber Agreement between Metromedia Fiber Network Services, Inc. and Focal Financial Services, Inc., dated as of May 24, 1999. (Incorporated by reference to Exhibit No. 10.57 of the S-1)*	Incorporated by reference
10.22
	2000 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit No. 4.39 of Focal's Registration Statement on Form S-8 (ESPP), originally filed with the Securities and Exchange Commission on September 21, 2000 (the "ESPP S-8"))	Incorporated by reference
10.23	Form of Stock Purchase Agreement. (Incorporated by reference to Exhibit No. 4.40 of the ESPP S-8)	Incorporated by reference
10.24
	401(k) Profit Sharing Plan. (Incorporated by reference to Exhibit 4.39 of Focal's Registration Statement on Form S-8 (401(k) Profit Sharing Plan), originally filed with the Securities and Exchange Commission on September 21, 2000)	Incorporated by reference
10.25	Letter Agreement, dated March 15, 2002, between Focal and Anthony J. Leggio. (Incorporated by reference to Exhibit No. 10.25 of the 2001 10-K)	Incorporated by reference
10.26	Executive Employment Agreement with Kathleen Perone dated June 17, 2002†	Filed herewith
10.27	Executive Severance and Noncompetition Agreement with M. Jay Sinder dated July 5, 2000†	Filed herewith
10.28	Executive Severance and Noncompetition Agreement with Elizabeth Vanneste dated August 12, 2002†	Filed herewith
10.29	Letter Agreement, dated June 19, 2002, between Focal and Robert C. Taylor, Jr.	Filed herewith
10.30	Letter Agreement, dated October 9, 2002, between Focal and John R. Barnicle	Filed herewith
21.1	Subsidiaries of Focal	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
99.1	Section § 906 Certification of CEO	Filed Herewith

99.2	Section § 906 Certification of CFO	Filed Herewith

**
Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

†
Management contract or compensatory plan.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Focal Communications Corporation

        We have audited the accompanying consolidated balance sheet of Focal Communications Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements and schedule of Focal Communications Corporation and subsidiaries as of December 31, 2001 and for each of the two years in the period then ended were audited by other auditors who have ceased operations and whose report dated January 31, 2002 (except with respect to the matter discussed in Note 16, as to which the date is March 11, 2002) expressed an unqualified opinion on those statements before the reclassifications of the Company's revenues by line of business described in Note 1.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Focal Communications Corporation and subsidiaries at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States. Also, in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The accompanying consolidated financial statements have been prepared assuming that Focal Communications Corporation and subsidiaries will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and negative cash flow from operating activities and it has a deficiency in assets as of December 31, 2002. The Company was not in compliance with certain covenants of its loan agreements in 2002 and it filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code on December 19, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        As discussed above, the financial statements of Focal Communications Corporation and subsidiaries as of December 31, 2001, and for each of the two years in the period then ended, were audited by other auditors who have ceased operations. As described in Note 1, the Company changed the composition of its revenue by line of business in 2002, and the amounts in the 2001 and 2000 financial statements relating to revenue have been reclassified to conform to the 2002 composition of revenue. We audited the adjustments that were applied to reclassify the components of revenue reflected in the 2001 and 2000 financial statements. Our procedures included (a) agreeing the adjusted amounts of revenue by line of business to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the addition of revenue by line of business to obtain total revenue. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

Ernst & Young LLP

Chicago, Illinois
March 17, 2003 (except for Note 2
as to which the date
is March 26, 2003)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

        NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ARTHUR ANDERSEN") IN CONNECTION WITH FOCAL COMMUNICATIONS CORPORATION FORM 10-K FILING FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT IS PURSUANT TO THE "TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS," ISSUED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS THAT ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN IN CONNECTION WITH THIS FILING ON FORM 10-K.

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

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 and 2001

(Dollars in thousands, except per share amounts)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$26,223	$124,379
Restricted cash and cash equivalents	5,693	4,920
Accounts receivable, net of allowance for doubtful accounts of $25,718 and $9,000 at December 31, 2002 and 2001, respectively	61,101	89,481
Other current assets	10,091	24,409

Total current assets	103,108	243,189

Property, plant and equipment, at cost	175,299	644,954
Less—accumulated depreciation and amortization	(8,843)	(181,259)

Property, plant and equipment, net	166,456	463,695

Other noncurrent assets	14,813	21,514

	$284,377	$728,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
Accounts payable	$8,704	$58,667
Accrued liabilities	14,303	23,976
Current maturities of long-term debt	—	10,635
Current maturities of capital lease obligations	572	—
Current liabilities subject to compromise:
Accounts payable	39,211	—
Accrued liabilities	6,233	—
Short-term debt, previously classified as long-term	340,567	—
Convertible notes, previously classified as long-term	109,526	—

Total current liabilities	519,116	93,278

Long-term debt, net of current maturities	—	327,984

Capital lease obligations, net of current maturities, not subject to compromise	27,446	26,974

Other noncurrent liabilities, not subject to compromise	6,268	9,488

Convertible notes	—	101,447

Class A redeemable convertible preferred stock, net, subject to compromise in 2002	50,829	46,346

Stockholders' equity (deficiency in assets):
Common Stock, $.01 par value; 250,000,000 shares authorized; 4,971,543 and 4,899,204 shares issued and outstanding at December 31, 2002 and 2001, respectively	50	49
Additional paid-in capital	291,312	288,419
Deferred compensation	(371)	(805)
Accumulated deficit	(610,273)	(164,782)

Total stockholders' equity (deficiency in assets)	(319,282)	122,881

	$284,377	$728,398

The accompanying notes are an integral part of these consolidated financial statements.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Years Ended December 31, 2002

(Dollars in thousands, except per share amounts)

	2002	2001	2000
REVENUE:
Communications Services revenue	$134,621	$86,643	$44,865
Wholesale revenue.	193,917	245,742	189,255

Total revenue.	328,538	332,385	234,120

EXPENSES:
Network expenses, excluding depreciation	190,788	158,157	89,741
Selling, general and administrative, excluding amortization	162,863	180,553	154,871
Bad debt expense	27,649	7,824	6,987
Depreciation and amortization	124,710	100,350	56,985
Impairment loss	210,185	—	—
Reorganization costs	4,827	—	—
Restructuring costs	3,107	26,498	—

Total operating expenses	724,129	473,382	308,584

OPERATING LOSS	(395,591)	(140,997)	(74,464)

OTHER INCOME (EXPENSE):
Interest income	2,105	3,710	20,323
Interest expense (contractual interest expense and accretion was $50,749 for the year ended December 31, 2002)	(49,534)	(57,767)	(56,181)
Other income (expense)	(2,471)	(135)	260

Total other expense	(49,900)	(54,192)	(35,598)

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY GAIN	(445,491)	(195,189)	(110,062)
BENEFIT (PROVISION) FOR INCOME TAXES	—	(358)	4,205

LOSS BEFORE EXTRAORDINARY GAIN	(445,491)	(195,547)	(105,857)
EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT, NET OF TAX	—	170,358	—

NET LOSS	$(445,491)	$(25,189)	$(105,857)
ACCRETION OF PAYMENT-IN-KIND DIVIDENDS ON CONVERTIBLE PREFERRED STOCK (contractual dividend accretion was $4,181 for the year ended December 31, 2002)	(4,043)	(795)	—

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(449,534)	$(25,984)	$(105,857)

BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK:
Loss before Extraordinary Gain	$(91.04)	$(84.70)	$(61.28)
Extraordinary Gain	—	73.49	—

Basic and Diluted Net Loss per Share	$(91.04)	$(11.21)	$(61.28)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (AFTER GIVING RETROACTIVE EFFECT TO THE REVERSE STOCK SPLIT)	4,937,895	2,318,207	1,727,321

The accompanying notes are an integral part of these consolidated financial statements.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

For the Three Years Ended December 31, 2002

(Dollars in thousands)

	Common Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
BALANCE, December 31, 1999	1,735,685	$17	$178,125	$(1,919)	$(33,736)	$142,487
Issuance of Common Stock	4,286	—	2	—	—	2
Cancellation of Common Stock	(5,000)	—	(2)	—	—	(2)
Stock options exercised	20,875	1	1,798	—	—	1,799
Non-cash compensation	—	—	5,627	—	—	5,627
Amortization of deferred compensation	—	—	—	733	—	733
Net loss	—	—	—	—	(105,857)	(105,857)

BALANCE, December 31, 2000	1,755,846	$18	$185,550	$(1,186)	$(139,593)	$44,789
Issuance of Common Stock	3,143,630	31	96,677	—	—	96,708
Cancellation of Common Stock	(3,929)	—	(1)	—	—	(1)
Stock options exercised	3,657	—	322	—	—	322
Non-cash compensation	—	—	6,666	—	—	6,666
Amortization of deferred compensation	—	—	—	381	—	381
Accretion of PIK dividends on convertible preferred stock	—	—	(795)	—	—	(795)
Net loss	—	—	—	—	(25,189)	(25,189)

BALANCE, December 31, 2001	4,899,204	$49	$288,419	$(805)	$(164,782)	$122,881
Issuance of Common Stock	72,303	1	(1)	—	—	—
Stock options exercised	36	—	—	—	—	—
Non-cash compensation	—	—	7,367	—	—	7,367
Amortization of deferred compensation	—	—	—	434	—	434
Accretion of PIK dividends on convertible preferred stock	—	—	(4,043)	—	—	(4,043)
Amortization of issuance costs on convertible preferred stock	—	—	(430)	—	—	(430)
Net loss	—	—	—	—	(445,491)	(445,491)

BALANCE, December 31, 2002	4,971,543	$50	$291,312	$(371)	$(610,273)	$(319,282)

The accompanying notes are an integral part of these consolidated financial statements.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Years Ended December 31, 2002

(Dollars in thousands)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(445,491)	$(25,189)	$(105,857)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	124,710	100,350	56,985
Impairment loss	210,185	—	—
Non-cash compensation expense	7,801	7,047	6,360
Amortization of discount on senior notes	13,741	23,596	23,487
Extraordinary gain on extinguishment of debt, net of tax	—	(170,358)	—
Unpaid portion of restructuring charge	211	2,148	—
Loss on sale and abandonment of fixed assets	3,729	14,425	—
Gain on sale of investment affiliate	—	—	(199)
Payment in kind interest on convertible notes	8,079	1,447	—
Other	3,294	(717)	2,275
Changes in operating assets and liabilities:
Restricted cash	(773)	(2,420)	(2,500)
Accounts receivable	28,380	(42,658)	(19,576)
Other current assets	10,314	(3,806)	(16,526)
Accounts payable and accrued liabilities, not subject to compromise	(59,847)	(48,702)	105,755
Accounts payable and accrued liabilities, subject to compromise	45,444	—	—
Other non-current assets and liabilities, net	3,481	8,153	(508)

Net cash (used in) provided by operating activities	(46,742)	(136,684)	49,696

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,531)	(122,131)	(309,617)
Change in short-term investments	—	10,320	(320)

Net cash used in investing activities	(37,531)	(111,811)	(309,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Notes	—	(4,859)	—
Proceeds from issuance of debt	12,000	81,000	273,020
Proceeds from issuance of convertible note	—	100,000	—
Proceeds from issuance of redeemable convertible preferred stock	—	50,000	—
Debt and preferred stock issuance costs	—	(13,347)	(14,549)
Payments on debt	(25,883)	(11,181)	(9,254)
Net proceeds from the issuance of common stock	—	2,344	1,799

Net cash (used in) provided by financing activities	(13,883)	203,957	251,016

NET DECREASE IN CASH AND CASH EQUIVALENTS	(98,156)	(44,538)	(9,225)
CASH AND CASH EQUIVALENTS
Beginning of period	124,379	168,917	178,142

CASH AND CASH EQUIVALENTS
End of period	$26,223	$124,379	$168,917

The accompanying notes are an integral part of these consolidated financial statements.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1. ORGANIZATION AND BASIS OF PRESENTATION

        Focal Communications Corporation began operations in 1996. Focal Communications Corporation and Subsidiaries is a national communications provider in the United States and offers a range of voice and data services to communications-intensive users in major cities.

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of all our wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

        As further discussed in Note 2, on December 19, 2002 (the "Petition Date"), the Company filed a voluntary, pre-negotiated Chapter 11 bankruptcy petition with the United States Bankruptcy Court for the District of Delaware (the "Filing"). Accordingly, the accompanying consolidated financial statements have been prepared in conformity with the American Institute of Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7"), as it relates to the accounting and presentation for matters affected by the bankruptcy proceeding. In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and repayment of liabilities in the ordinary course of business. However, as a result of the Company's default under the Credit Facility and Equipment Loan, and its recurring operating losses, negative cash flows from operating activities and deficiency in assets, the realization of the Company's assets and repayment of its liabilities is subject to significant uncertainty. Although the Company has filed a proposed amended plan of reorganization ("Amended Reorganization Plan") with the Bankruptcy Court, there can be no assurance that the Company will successfully recapitalize its balance sheet, receive regulatory approval and meet the other conditions necessary to emerge from bankruptcy, or that its liquidity and capital resources will be sufficient to maintain its normal operations. The ability of the Company to continue as a going concern is dependent upon a number of factors including, but not limited to, emergence from bankruptcy, customer and employee retention, and the Company's ability to continue to provide quality services. The bankruptcy negotiations could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of any change in business strategy or business plans as a result of these negotiations.

        Beginning in the fourth quarter of 2002, Focal began to classify revenue as either Communications Services revenue or Wholesale revenue. Communications Services revenue includes all revenue derived from sales to corporations, government entities, universities and services sold through its agent channel. Wholesale revenue includes all services derived from sales to value-added resellers, Internet service providers and carriers. Prior to the fourth quarter of 2002, Focal classified revenue as either Enterprise revenue or Internet Service Provider revenue. Enterprise revenue included all services sold to corporations, government entities, universities, carriers and value-added resellers and services sold through its agent channel. The revenue classification change was made to better align reporting with current revenue drivers and to provide additional insight into the Company's business. All prior period amounts have been reclassified to conform to the 2002 presentation.

        Certain other prior-year amounts have been reclassified to conform to the 2002 presentation. All periods have been restated to reflect the 35:1 reverse stock split that was effective March 11, 2002 (see Note 16).

2. REORGANIZATION

Bankruptcy Proceeding

        On March 26, 2003, Focal filed an Amended Reorganization Plan with the Bankruptcy Court. The principal terms of the Amended Reorganization Plan include:

  •
  Payment of $15,000 to reduce borrowings outstanding under the Company's senior secured credit facility ("Credit Facility") in December 2002;

  •
  Exchange of the approximately $110,000 of senior secured convertible notes for 85% of $65,000 preferred equity; and

  •
  Receipt of a pro-rata share of 15% of the $65,000 of preferred equity and warrants to purchase up to 25% of common stock of the reorganized company by the general unsecured creditors, including the holders of the 12.125% senior discount notes and 11.875% senior notes.

        In addition, the Amended Reorganization Plan includes opportunities for cost reduction and elimination of underutilized capacity.

        The implementation of the Amended Reorganization Plan is dependent upon a number of conditions typical in similar reorganizations, including bankruptcy court approval of the plan.

Accounting Impact of Bankruptcy Filing

        Liabilities subject to compromise reflected in the accompanying consolidated financial statements refer to the liabilities of the company incurred prior to the Petition Date (other than those that have been allowed in the Chapter 11 proceedings). In accordance with SOP 90-7, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed on prepetition claims in the Chapter 11 proceedings and are subject to future adjustments. The Company is required to accrue interest expense and payment in kind interest and dividends during the Chapter 11 proceedings only to the extent that it is probable that such interest will be paid and allowed pursuant to the proceedings. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Amended Reorganization Plan, or other events.

        Reorganization expense for the year ended December 31, 2002 consists of professional fees for financial advisory and legal services of $3,540, $606 of costs to terminate property leases and the loss on sale and abandonment of fixed assets of $681.

3. SIGNIFICANT ACCOUNTING POLICIES

        Use of Estimates and Assumptions.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Concentration of Suppliers.    We currently lease our transport capacity from a limited number of suppliers and are dependent upon the availability of fiber transmission facilities owned by those suppliers. We are currently vulnerable to the risk of renewing favorable supplier contracts, timeliness of the supplier in processing our orders for customers, and regulatory agreements that govern the rates charged to us. Other significant suppliers include providers of network transport service, including service provided by the ILECs and by carriers such as AT&T, Time Warner Telecom and WorldCom. Some of these providers, which are also competitors, are themselves in Chapter 11 proceedings or are otherwise experiencing financial difficulty. We believe that we can continue to receive services from such carriers, their successors in interest or purchasers of such carriers' assets.

        Financial Instruments.    We consider all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Restricted cash and cash equivalents consists of certificates of deposit that secure letters of credit. Short-term investments primarily consist of debt securities, which typically mature between three months and one year from the purchase date and are held to maturity and valued at amortized cost, which approximates fair value. The carrying value for current assets and current liabilities (excluding debt) as of December 31, 2002 and 2001 reasonably approximates fair value due to the nature of the financial instrument and the short maturity of these items. Fair values for our Notes and Credit Facility are based on market quotes where available or by discounting expected cash flows at the rates currently offered to us for debt of the same remaining maturities. The fair value of our Notes and Credit Facility is approximately $82,983 and $165,646 as of December 31, 2002 and 2001, respectively.

        Revenue Recognition.    We recognize revenue as we provide services to our customers. Monthly recurring charges include fees paid by our customers for lines in service and additional features on those lines, the leasing of our facilities network and colocation space. These charges are billed monthly, in advance, and are fully earned during the month. Usage charges, reciprocal compensation and access charges are billed in arrears and are fully earned when billed. Our non-recurring customer installation fees are deferred and amortized into revenue over our estimated customer lives. Revenue from long-term leases of private lines is recognized over the term of the lease unless it qualifies as a sales-type lease, on which revenue is recognized at the time of sale. We recorded revenue of $5,868 from the sale of broadband private lines to carriers during the second quarter of 2001 and related costs of $2,060. When significant uncertainty relating to reciprocal compensation and access rates exists due to rate disputes with carriers, we recognize revenue at our best estimate of the rate that the dispute will be resolved.

        Network Expense.    Our non-recurring fees paid to other carriers are deferred and amortized into network expense over the same period as the customer installation fee revenue.

        Property, Plant and Equipment.    Property, plant and equipment are recorded at cost and depreciated once deployed using the straight-line method over the estimated useful lives of the assets. The direct costs incurred prior to an asset being ready for service are reflected as construction in progress. Interest is capitalized during the construction period based on the rates applicable to borrowings outstanding during the period. Depreciation and amortization periods are as follows:

Asset Description	Depreciation or Amortization Period
Buildings and improvements	20 years
Communications network	3-20 years
Computer equipment	3 years
Leasehold improvements	Shorter of asset life or life of lease
Furniture and fixtures	2-5 years
Motor vehicles	2-3 years

        Internal labor costs and related employee benefits related to the installation of property, plant and equipment are capitalized and depreciated over the estimated useful lives of the underlying property, plant and equipment. All software and property, plant and equipment service and maintenance costs are deferred and amortized into SG&A expense over the applicable contract term.

        Long-Lived Assets.    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, whenever events or changes in circumstances indicate that the carrying amount of any long-lived asset the company expects to hold and use may not be recoverable, we assess the asset for impairment. Pursuant to SFAS No. 144, if the sum of management's best estimate of the future undiscounted cash flows expected to be generated by the asset is less than the carrying amount of the asset, an impairment loss is recognized. The amount of the impairment loss is the amount by which the carrying amount of the asset exceeds the fair value of the asset. As further described in Note 4, we recorded an impairment loss of $210,185 during 2002.

        Income Taxes.    We account for income taxes using the liability approach pursuant to which deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates currently in effect. State and local taxes may be based on factors other than income.

        Accounts Receivable and Allowance for Doubtful Accounts.    We carry our accounts receivable at their face amounts less an allowance for doubtful accounts. In our periodic evaluation of the collectibility of our accounts receivable, we assess a number of factors including carrier disputes and regulatory issues, specific customer's ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assessments, we record both specific and general reserves for bad debt to reduce the related receivables from our customers and carriers to the amount that we ultimately expect to collect. A receivable is considered past due if payments have not been received within agreed upon invoice terms. We write-off accounts receivable if the customer has ceased to exist, we have disconnected the customer for non-payment, we have assigned the account to an outside collection agency or we have had unsuccessful legal action against the customer. If circumstances related to specific customers or carriers change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced from the levels provided for in our consolidated financial statements.

        Segment Information.    In 1998, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires a "management approach" to segment information. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of our reportable segments. We operate in a single industry segment, "Telecommunications Services." Operations are managed and financial performance is evaluated based on the delivery of multiple communications services to customers over fiber networks.

        Stock Based Compensation.    We account for our stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense related to fixed employee stock options is recorded only if on the grant date the fair value of the underlying stock exceeds the exercise price. We have adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which allows entities to apply the provisions of APB No. 25 for transactions with employees and to provide pro forma net income disclosures as if the fair value based method of accounting, or minimum value method for private companies, described in SFAS No. 123 had been applied to employee stock option grants.

        We utilized the Black-Scholes option pricing model to estimate the fair value of options at the date of grant during 2002, 2001 and 2000. The following table presents the pro forma disclosures:

	For the years ended December 31,
	2002	2001	2000
Net Loss Applicable to Common Shareholders—as reported	$(449,534)	$(25,984)	$(105,857)
Add: Noncash compensation expense, net of tax	4,991	4,679	4,249
Deduct: Total stock option compensation expense under fair value method, net of tax	(8,107)	(27,869)	(29,596)

Pro forma—Net Loss Applicable to Common Shareholders	$(452,650)	$(49,174)	$(131,204)

Basic and dilutive earnings per share:
As reported	$(91.04)	$(11.21)	$(61.28)
Pro forma	$(91.67)	$(21.21)	$(75.96)

        The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, compensation expense is recognized over the vesting period, and additional awards may also be granted.

        Principal assumptions used in applying the Black-Scholes model were as follows:

	2002	2001	2000
Risk-free interest rates	2.9% - 4.7%	4.1% - 4.8%	4.9% - 6.3%
Expected life	5 years	5 years	5 years
Expected volatility	173.42%	146.92%	133.53%
Expected dividend yield	—	—	—
Weighted average fair value per option granted	$3.05	$225.11	$874.65

        Software Costs.    Certain costs incurred in the development of internal use software are capitalized and amortized over their appropriate useful lives.

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

Reporting of Extinguishments of Debt

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, and eliminates the requirement under FASB No. 4 "Reporting Gains and Losses from Extinguishment of Debt" to report gains and losses from the extinguishments of debt as extraordinary items in the income statement unless the extinguishment qualifies as an extraordinary item under the provisions of APB No. 30. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB No. 30 should be reclassified to conform to the provisions of SFAS No. 145. The adoption of SFAS No. 145 will result in the reclassification of the 2001 gain on the extinguishment of debt from extraordinary to a component of loss before income taxes.

Accounting for Costs Associated with Exit or Disposal Activities

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The statement is effective for exit or disposal activities initiated after December 31,

2002. The Company believes the adoption of SFAS No. 146 will not have a material impact on the financial statements.

Accounting for Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure and Amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which are effective for fiscal years ending after December 15, 2002. Focal has not implemented the voluntary change to the fair value based method of accounting for stock-based compensation at December 31, 2002. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of this Statement are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

Accounting for Guarantees

        In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others—An Interpretation of FASB Statements 5, 57, and 107 and rescission of FASB Interpretation No. 34." This interpretation clarifies the requirements for guarantor's accounting for and disclosures of certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The Company believes the adoption of FIN 45 will not have a material impact on the financial statements.

Consolidation of Variable Interest Entities

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". This Interpretation requires that an enterprise's consolidated financial statements include variable interest entities in which the enterprise is the primary beneficiary. At December 31, 2002, the Company did not have any unconsolidated variable interest entities.

4. PROPERTY, PLANT AND EQUIPMENT

        Long-lived assets are stated at cost, which includes direct costs and capitalized interest, and are depreciated once placed in service using the straight line method. Interest capitalized in 2002, 2001 and 2000 amounted to $1,196, $5,001 and $9,374, respectively.

        Property, plant and equipment consists of the following:

	December 31,
	2002	2001
Building and improvements	$4,531	$8,453
Communications network	91,803	406,032
Computer equipment	18,509	57,812
Leasehold improvements	32,324	105,470
Furniture and fixtures	3,594	12,459
Motor vehicles	236	532
Assets under capital lease	22,460	22,210
Construction in progress	1,842	31,986

	175,299	644,954
Less—Accumulated depreciation and amortization	(8,843)	(181,259)

Total	$166,456	$463,695

        During the fourth quarter of 2002, we assessed our fixed assets for impairment, as changes in circumstances indicated that the carrying amount of the fixed assets may not be recoverable. These circumstances were as follows:

  •
  The default on the Credit Facility and secured equipment loan ("Equipment Loan") as of September 30, 2002;

  •
  The overall deterioration in the telecommunications industry;

  •
  A significant increase in gross disconnects during 2002 that were primarily a result of customer financial difficulties including bankruptcies and liquidations and customers merging with or being acquired by other companies; and

  •
  A revision to our business plan in the fourth quarter to respond to the changing environment.

The methods used for determining the fair value of the assets included the market and cost approaches. These approaches were based on market exchanges for comparable business interests or assets and the cost to reproduce the assets. As a result of the analysis, we recognized an impairment loss equal to the amount by which the carrying amount of the fixed assets exceeds the fair value of the assets in the amount of $210,185.

5. DEBT

        In February 1998, we completed our offering of $270,000 stated principal amount at maturity of our 12.125% senior discount notes due 2008 (the "1998 Notes"), resulting in gross proceeds of $150,028. On October 26, 2001 approximately $135,370 of the stated principal amount at maturity was retired under exchange and purchase arrangements as part of our recapitalization plan (see Note 8). The 1998 Notes bear interest at the rate of 12.125% per annum (computed on a semi-annual Note equivalent basis) with an effective interest rate of approximately 10.89% and 11.61% for 2002 and 2001, respectively. Prior to February 15, 2003, interest accretes but is not payable in cash. Interest on the stated principal amount at maturity of the 1998 Notes will be payable in cash semiannually on August 15 and February 15 of each year, beginning on August 15, 2003. Total interest expense for the 1998 Notes was $13,660, $23,413 and $23,296 in 2002, 2001 and 2000, respectively.

        The 1998 Notes are senior unsecured obligations of Focal ranking pari passu in right of payment with all other existing and future senior indebtedness, if any, and will rank senior in right of payment to all existing and future subordinated indebtedness of Focal, if any. Holders of secured indebtedness of Focal, however, will have claims that are prior to the claims of the holders of the 1998 Notes with respect to the assets securing such other indebtedness. The 1998 Notes will be effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries (including accounts payable).

        The 1998 Notes are redeemable, at our option, in whole or in part, at any time or from time to time, on or after February 15, 2003, at 106.063% of their stated principal amount at maturity, plus accrued and unpaid current interest, declining ratably to 100% of their stated principal amount at maturity, plus accrued and unpaid current interest, on or after February 15, 2006.

        The 1998 Notes indenture contains certain covenants which, among other things, restrict our ability and certain of our subsidiaries to incur additional indebtedness (and, in the case of certain subsidiaries, issue preferred stock), pay dividends or make distributions in respect of Focal's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, incur liens, cause encumbrances or restrictions to exist on the ability of certain subsidiaries to pay dividends or make distributions in respect of their capital stock, issue and sell capital stock of certain subsidiaries, enter into transactions with affiliates, sell assets, or amalgamate, consolidate, merge or sell or otherwise dispose of all or substantially all of their property and assets. These covenants are subject to exceptions and qualifications. We are currently in default on the 1998 Notes as a result of the Filing.

        On January 12, 2000, we received net proceeds of approximately $265,700 from the issuance of our $275,000 11.875% senior notes due 2010 ("2000 Notes"). The 2000 Notes bear interest at a rate of 11.875% per annum payable on July 15 and January 15, commencing July 15, 2000 with an effective interest rate of approximately 11.69% and 11.81% for 2002 and 2001, respectively. The 2000 Notes are not secured by any of our assets and rank equally in right of payment with all our unsubordinated and unsecured indebtedness. The 2000 Notes are senior in right of payment to all of our future subordinated indebtedness. We may elect to redeem all or part of the 2000 Notes at any time and from time to time, on or after January 15, 2005 at specified redemption prices. In addition, at any time and from time to time prior to January 15, 2003 we may redeem in the aggregate up to 35% of the initially outstanding aggregate principal amount of the 2000 Notes with the proceeds from one or more registered underwritten primary public offerings of common stock at a price of 111.875% of the principal amount of the 2000 Notes. On October 26, 2001 approximately $160,489 of the stated principal amount at maturity was retired under exchange and purchase arrangements as part of our recapitalization plan (see Note 8). The 2000 Notes indenture contains certain covenants, which we were in default on at December 31, 2002 as a result of the Filing.

        On August 25, 2000, we completed our $300,000 Senior Secured Credit Facility (the "Credit Facility"). We amended the Credit Facility on October 26, 2001 to provide a total of $225,000 of borrowing capacity. Prior to the amendment, covenants of the Credit Facility limited our borrowing capacity to approximately $150,000. The interest on amounts drawn is variable based on our leverage ratio, as defined in the Credit Facility. The initial commitment fee on the unused portion of the Credit Facility was 1.5%, which was eliminated as part of the Filing. As part of our Amended Reorganization Plan described in Note 2, we prepaid $15,000 under the Credit Facility in December 2002.

        We utilized an Equipment Loan from a third party with a maximum borrowing level of $50,000. The Equipment loan provided for, among other things, equipment drawdowns through December 31, 1999, and requires repayment based on 60 equal monthly installments of principal and interest for each drawdown. All drawdowns under the Equipment Loan bear interest at the five-year swap rate percent plus additional basis points, as defined in the Equipment loan. The effective interest rate for the drawdowns under the Equipment Loan was approximately 9.89% and 9.87% in 2002 and 2001, respectively. Total interest expense was $2,072, $3,060 and $3,958 for 2002, 2001 and 2000, respectively.

        On October 26, 2001 we issued $100,000 convertible notes ("Convertible Notes") as part of our comprehensive recapitalization, which will mature on December 31, 2007 (see Note 8). The notes are convertible into our common shares and will accrue at 8% payment-in-kind ("PIK") interest. The PIK interest is for five years with acceleration provisions in the event of certain developments such as change in control or prepayments. After five years interest may be payable in cash, at our option. The accreted value of the Convertible Notes at December 31, 2002 and 2001 is $109,526 and $101,447. The Convertible Notes indenture contains certain covenants, which we were in default on at December 31, 2002 as a result of the Filing.

        We are currently in default on both the Credit Facility and the Equipment Loan and such default currently precludes additional borrowings. The defaults relate to non-compliance with both minimum revenue and minimum EBITDA covenants in the third quarter of 2002. Because of the default, we have reclassified our indebtedness under the Credit Facility, the Equipment Loan, the 1998 Notes, the 2000 Notes and the Convertible Notes to current in our consolidated balance sheet. If we are not able to successfully emerge from bankruptcy, the senior lenders will be entitled to exercise their remedies under the Credit Facility and Equipment Loan which includes the right to accelerate the debt outstanding and the right to foreclose upon their collateral, which includes our existing cash balances.

        In accordance with SOP 90-7, the Company is required to accrue interest expense and payment in kind interest during the Chapter 11 proceedings only to the extent that it is probable that such interest will be paid and allowed pursuant to the proceedings. Under the Amended Reorganization Plan, there will be no cash payments of interest on the Notes or the Convertible Notes. Therefore, the Company ceased accruing interest on the 1998 Notes, 2000 Notes and the Convertible Notes as of the Petition Date. The contractual interest amounts reflected on the accompanying consolidated statement of operations represents the interest expense that would have been accrued under the relevant financing agreements had the Company not ceased accruing interest as described above. We have continued to accrue interest on the Credit Facility and the Equipment Loan.

        Short-term debt, previously classified as long-term, consists of the following at December 31, 2002:

1998 Notes, net of unamortized discount of $2,997 at December 31, 2002	$131,633
2000 Notes, net of unamortized discount of $597 at December 31, 2002	113,914
Equipment Loan	17,020
$225,000 Senior Secured Credit Facility	78,000

Total	$340,567

        Long-term debt consists of the following at December 31, 2001:

1998 Notes, net of unamortized discount of $16,657 at December 31, 2001	$117,973
2000 Notes, net of unamortized discount of $678 at December 31, 2001	113,833
Equipment Loan	25,813
$225,000 Senior Secured Credit Facility	81,000

338,619
Less—Current maturities	10,635

Total	$327,984

6. STOCK OPTIONS/STOCK PURCHASE PLAN

        We established the Focal Communications Corporation 1997 Non Qualified Stock Option Plan (the "1997 Plan") effective February 27, 1997. The 1997 Plan is administered by the compensation committee of our Board of Directors (the "Board"). Options to purchase 197,784 shares were issued under the 1997 Plan and no further options will be granted under the 1997 Plan.

        We adopted the Focal Communications Corporation 1998 Equity and Performance Incentive Plan (the "1998 Plan") and the 1998 Equity Plan for Non-Employee Directors of Focal Communications Corporation (the "1998 Non-Employee Plan"). The 1998 Plan was amended by shareholder vote to permit additional shares. The total number of shares available under the 1998 Plan and the 1998 Non-Employee Plan shall not exceed 1,785,000 and 4,286 shares, respectively. The Board of Directors and, with respect to non-executive employees, the stock option committee of our Board of Directors, has sole and complete authority to select participants and grant options, and other equity-based instruments for our common stock.

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

        On October 1, 2000, we established the Focal Communications Corporation 2000 Employee Stock Purchase Plan ("ESPP"). The ESPP is intended to give employees a convenient means of purchasing shares of Focal Common Stock through payroll deductions. Each participating employee's contributions are used to purchase shares for the employee's share account as promptly as practicable after each six month period. The cost per share is 85% of the lower of the closing price of our Common Stock on the Nasdaq National Market on the first or the last day of the six month period. Beginning in 2001, there were no shares available for issuance under the ESPP.

        The following summarizes option activity:

	Shares of Common Stock	Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 1999	181,538	$20.30 - $875.00	$144.96
Activity for the year 2000:
Options Granted	149,257	$242.81 - $1,577.19	$1,029.52
Options Exercised	(20,875)	20.30 - 151.20	89.15
Options Forfeited	(20,283)	23.45 - 1,577.19	787.42

Outstanding at December 31, 2000	289,637	$20.30 - $1,577.19	$559.90

Activity for the year 2001:
Options Granted	60,942	$12.60 - $ 546.88	$255.35
Options Exercised	(3,657)	20.30 - 151.20	88.01
Options Forfeited	(56,809)	18.55 - 1,577.19	694.96

Outstanding at December 31, 2001	290,113	$12.60 - $1,577.19	$474.17

Activity for the year 2002:
Options Granted	996,575	$0.76 - $ 23.10	$3.20
Options Exercised	(36)	23.45	23.45
Options Forfeited	(227,601)	2.32 - 1,577.19	297.39

Outstanding at December 31, 2002	1,059,051	$0.76 - $1,577.19	$69.04

        The following table summarizes information about fixed stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.00 - $157.72	982,838	9.1	$11.49	178,884	$42.03
$157.73 - $315.44	24,330	8.0	241.16	7,729	240.90
$315.45 - $473.16	1,157	7.9	317.19	577	317.19
$473.17 - $630.88	5,229	8.0	535.27	2,264	537.06
$788.60 - $946.31	12,268	6.8	904.24	8,241	902.65
$946.32 - $1,104.03	14,678	7.2	1,045.30	8,612	1,045.22
$1,104.04 - $1,261.75	3,809	6.6	1,138.64	2,392	1,140.26
$1,261.76 - $1,419.47	3,886	7.3	1,314.52	1,931	1,314.52
$1,419.48 - $1,577.19	10,856	7.1	1,556.75	6,818	1,556.85

At December 31, 2002	1,059,051	9.0	$69.04	217,448	$198.21

7. RESTRUCTURING

        During 2001, we revised our business plan to reflect several initiatives which included; (1) the consolidation of our voice and data business units; (2) a 22 market business plan; (3) a refinement of our managed internet access strategy; and (4) the scale back of our DSL initiatives. In conjunction with this revised business plan, we recorded a charge of $26,498 in 2001 for the reduction of our workforce, the abandonment of excess network facilities, the write-off of related network assets and other related costs. The $26,498 is comprised of $14,425 in network fixed asset write-downs, $9,897 in abandonment of excess network facilities, $1,328 in employee severance costs and $848 in other related charges. For the year ended December 31, 2001 amounts paid associated with the abandonment of excess network facilities, employee severance and other related charges totaled $8,048, $1,138 and $739, respectively. Unpaid restructuring costs of $2,148 are included in accrued liabilities in our consolidated balance sheet as of December 31, 2001.

        In 2002, we recorded an additional charge of $1,316 as a result of an adjustment to the previously estimated restructuring costs. The $1,316 is comprised of $895 in cash paid for the abandonment of excess network facilities and $421 in network fixed asset write-downs. During the fourth quarter of 2002, we recorded a restructuring charge of $1,791 for employee severance costs related to a company-wide reduction in force. For the year ended December 31, 2002, amounts paid in association with abandonment of excess network facilities, employee severance costs and other related charges totaled $2,744, $1,770 and $109, respectively. Unpaid restructuring costs of $211 are included in accrued liabilities (not subject to compromise) in our consolidated balance sheet at December 31, 2002.

8. 2001 RECAPITALIZATION

        On October 26, 2001, we undertook a broad financial restructuring initiative, which included the following components:

  •
  The infusion of $150,000 of investment capital, consisting of the issuance of $50,000 in class A redeemable voting convertible preferred stock and the incurrence of $100,000 in Convertible Notes, which will mature on December 31, 2007. The proceeds from the issuance of both securities were allocated to preferred stock and the Convertible Notes, respectively, as the embedded conversion option within the convertible instruments were not beneficial to the holders of the securities on October 26, 2001. Both securities are convertible into our common shares and will accrue 8% payment-in-kind ("PIK") interest or dividends. Both securities have a conversion price that is subject to adjustment based on future events including certain issuances of common stock at a price per share less than the original conversion price, certain issuances of options, warrants or convertible securities with an exercise price or conversion price that is less than the original conversion price and a liquidation or change in control of the company. The current conversion price is approximately $35.69 per share. The PIK interest and dividends are for a minimum of five years with acceleration provisions in the event of certain developments such as change in control or prepayments. After five years interest and dividends may be payable in cash, at our option. As discussed in Note 5, we ceased accreting PIK interest and dividends as of the Petition Date. Due to the default on the Credit Facility and the Equipment Loan previously discussed, the Convertible Notes have been reclassified to current in our consolidated balance sheet.
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

  •
  The issuance through a pro rata dividend to our stockholders of record as of October 25, 2001 of warrants to purchase 293,944 shares of common stock. The exercise price of the warrants is $81.99 and the term of each warrant has a life of 6 years.
  •
  An amendment to our existing senior credit facility to provide a total of $225,000 million of borrowing capacity.
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

9. INCOME TAXES

        We did not incur any income taxes in 2002 and we recorded an income tax (benefit) provision of $358 and $(4,205) for the years ended December 31, 2001 and 2000, respectively. The deferred tax consequences related to the original issue discount interest accrued and other temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including our ability to generate future taxable income. Management has considered these factors and has concluded that a full valuation allowance for financial reporting purposes is required for the deferred tax assets for these periods. The income tax provision (benefit) for the three years ended December 31, 2002, consists of the following:

	2002	2001	2000
Deferred taxes—
Federal	$—	$358	$(4,205)
State and local	—	—	—

Income tax provision (benefit)	$—	$358	$(4,205)

        Our federal income tax provision (benefit) at the statutory tax rate is reconciled below to our overall provision (benefit) for income taxes for the three years ended December 31, 2002:

	2002	2001	2000
Benefit at U.S. statutory rate	$(155,921)	$(68,316)	$(38,522)
State and local taxes, net of U.S. federal tax benefit	(26,729)	(11,711)	(6,604)
Extraordinary gain on debt extinguishment	—	65,979	—
Compensation	3,035	2,249	(5,421)
Utilization of net operating loss carryback	—	—	4,205
Increase in valuation allowance	178,347	19,878	39,816
Other, net	1,268	(7,721)	2,321

Provision (benefit) for income taxes	$—	$358	$(4,205)

        The income tax effect of temporary differences comprising the net deferred tax assets and tax liabilities as of December 31, 2002 and 2001 consists of the following:

	2002	2001
Deferred income tax liabilities—
Other	$(21,790)	$(6,888)
Deferred income tax assets—
Net operating loss	145,598	55,842
Depreciation	77,495	(7,090)
Interest on 1998 Notes	36,895	32,470
Allowance for doubtful accounts	10,004	(233)
Employment related accruals	343	899
Other	1,221	(212)

	271,556	81,676
Less—Valuation allowance	(249,766)	(71,420)

	21,790	10,256
Net deferred tax assets.	$—	$3,368

        As of December 31, 2002, we had a net operating loss carryforward ("NOL") of $374,287 for tax purposes which will be available to offset future taxable income. This NOL will begin to expire in 2020. Our recapitalization plan completed on October 26, 2001 constitutes an ownership change as defined in section 382 of the Internal Revenue Code. The NOL generated prior to our recapitalization is subject to significant annual limitations. We recognized $3,368 of this NOL as of December 31, 2001 due to the realization of a federal and state tax refund. The $358 income tax provision recorded during 2001 represents an adjustment to the estimate we made in 2000 for a federal and state income tax refund.

10. LOSS PER SHARE

        We compute basic earnings per common share based on the weighted average number of shares of common stock outstanding for the period. This calculation excludes certain unvested shares of common stock held by our executives. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options and unvested shares of common stock. Since the adjustments required for the calculation of diluted weighted average common shares outstanding are anti-dilutive, this calculation has been excluded from the loss per share calculation for each of the three years ended December 31, 2002. Our basic and diluted weighted average number of shares outstanding at December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Basic Weighted Average Number of Common Shares Outstanding	4,937,895	2,318,207	1,727,321
Dilutive Stock Options, Unvested Common Shares and Warrants	175,196	219,712	132,755
Dilutive As-converted Preferred Stock	1,493,382	259,769	—
Dilutive As-converted Notes	2,987,026	519,436	—

Dilutive Weighted Average Number of Common Shares Outstanding	9,593,499	3,317,124	1,860,076

11. EMPLOYEE BENEFIT PLAN

        We have a 401(k) Plan (the "Plan") covering substantially all eligible employees. Under the Plan, participants may make pretax contributions from 1% to 15% of eligible earnings, as defined. We may elect to contribute to the Plan at our discretion. In 2002, 2001 and 2000 we elected to match 30% of the first 10% of eligible earnings. Our matching contributions totaled $1,117, $1,296 and $1,059 for 2002, 2001 and 2000, respectively.

12. COMMITMENTS & CONTINGENCIES

Capital Leases

        During 1999, we entered into agreements with carriers for the acquisition of indefeasible rights of use for dark fiber transport capacity for a minimum of 10,800 fiber miles. The terms of the agreements are for 20 years with a total minimum commitment of approximately $71,000. One of these agreements has been accounted for as a capital lease.

        The future minimum commitments under these agreements are as follows:

Year	Amount
2003	$3,348
2004	3,352
2005	3,352
2006	3,352
2007	3,352
Thereafter	44,144

Total	$60,900

Operating Leases

        Under the terms of various short- and long-term contracts, we are obligated to make payments for office rents, leasing components of our communications network and equipment through 2022. The office rent contracts provide for certain scheduled increases and for possible escalation of basic rentals based on a change in the cost of living or on other factors. We expect to enter into other contracts for additional components of our communications network, office space, other facilities, equipment and maintenance services in the future.

        A summary of such fixed office rental commitments at December 31, 2002, is as follows:

Year	Amount
2003	$14,608
2004	14,978
2005	15,393
2006	15,438
2007	15,515
Thereafter	36,431

Total	$112,363

        Rent expense under operating leases for office rent and rent for leasing components of our communications network was approximately $19,030, $18,542 and $12,184 for 2002, 2001 and 2000, respectively. Our Amended Reorganization Plan anticipates the consolidation or elimination of office space and various property leases.

        In June 2000, we signed an agreement with a carrier for the lease of fiber transport capacity for a five year term and a minimum commitment of $135,600. As of December 31, 2002, our remaining commitment under this contract is $75,826. Additionally, we are party to a products purchase agreement with a vendor that expires March 31, 2003. This agreement requires us to place orders for certain network products. The remaining commitment under this agreement as of December 31, 2002 is $9,540. This vendor may have a material claim for damages arising from rejection of a minimum commitment contract in conjunction with our Chapter 11 proceedings.

Contingencies

        The Company and its subsidiaries have been named in a number of lawsuits and certain claims are pending. The Company accrues for litigation exposure based upon its assessment, made in consultation with counsel, of the likely range of exposure stemming from the claim. The Company's litigation claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position. If current estimates for the cost of resolving any claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required.

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        Cash paid for interest and non-cash investing and financing activities for the three years ended December 31, 2002 was as follows:

	2002	2001	2000
Cash paid during the year for interest	$22,492	$43,128	$20,595
Payments made under capital leases	$2,090	$1,272	$266
Cash paid for income taxes	$—	$—	$—

14. SEGMENT INFORMATION

        We currently operate solely in the United States and are organized primarily on the basis of strategic geographic operating segments that provide telecommunications services in each respective geographic region. All of our geographic operating segments have been aggregated into one reportable segment, "Telecommunications Services," for each of the three years ended December 31, 2002.

        The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Our chief operating decision-maker views earnings before interest, taxes, depreciation and amortization ("EBITDA") as the primary measure of profit and loss. EBITDA also excludes reorganization costs, restructuring costs, impairment losses and non-cash compensation. The following represents information for our Telecommunications Services segment for the three years ended December 31, 2002:

	2002	2001	2000
Revenue	$328,538	$332,385	$234,120
EBITDA	25,074	75,071	55,331
Capital expenditures	37,531	122,131	309,617

        We have no end-user customers that accounted for more than 10% of our revenues during the three years ended December 31, 2002. Verizon is the only carrier customer that accounts for more than 10% of our revenues during the year ended December 31, 2002. Verizon and SBC accounted for more than 10% of our revenues during the years ended December 31, 2001 and 2000. Due the regulated nature of the revenues received from carriers, the concentration of revenue from these carriers should not pose a business risk to the Company.

        The following reconciles total segment EBITDA to our consolidated loss before income taxes and extraordinary gain for the three years ended December 31, 2002:

	2002	2001	2000
Total EBITDA for reportable segment	$25,074	$75,071	$55,331
Corporate EBITDA	(70,035)	(82,173)	(66,450)
Total Company EBITDA	(44,961)	(7,102)	(11,119)
Depreciation and amortization	(124,710)	(100,350)	(56,985)
Interest expense	(49,534)	(57,767)	(56,181)
Interest income	2,105	3,710	20,323
Other income (expense)	(2,471)	(135)	260
Impairment loss	(210,185)	—	—
Reorganization costs	(4,827)	—	—
Restructuring costs	(3,107)	(26,498)	—
Non-cash compensation expense	(7,801)	(7,047)	(6,360)

Loss before income taxes and extraordinary gain	$(445,491)	$(195,189)	$(110,062)

        The following reconciles our total segment assets to our consolidated total assets as of December 31, 2002 and 2001:

	2002	2001
Total assets for reportable segment	$217,469	$518,825
Corporate Assets:
Cash and cash equivalents	26,223	124,379
Restricted cash and cash equivalents	5,693	4,920
Other current assets	2,977	14,852
Fixed assets, net	17,202	43,908
Other noncurrent assets	14,813	21,514

Total consolidated assets	$284,377	$728,398

15. SELECTED QUARTERLY INFORMATION (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2001—
Revenue	$81,851	$82,196	$85,121	$83,217
Loss before extraordinary gain	(33,522)	(39,448)	(75,164)	(47,413)
Extraordinary gain	—	—	11,493	158,865

Net income (loss)	(33,522)	(39,448)	(63,671)	111,452

Accretion of PIK dividends on convertible preferred stock	—	—	—	(795)

Net income (loss) applicable to common shareholders	$(33,522)	$(39,448)	$(63,671)	$110,657

Basic and diluted income (loss) before extraordinary gain per share	$(19.24)	$(22.52)	$(42.85)	$(12.04)
Basic and diluted extraordinary gain per share	—	—	6.55	39.66

Basic and diluted net income (loss) per share	$(19.24)	$(22.52)	$(36.30)	$27.62

2002—
Revenue	$84,476	$94,408	$74,720	$74,934
Net loss	(56,143)	(51,708)	(65,815)	(271,825)

Accretion of PIK dividends on convertible preferred stock	(1,007)	(1,034)	(1,034)	(968)

Net loss applicable to common shareholders	$(57,150)	$(52,742)	$(66,849)	(272,793)

Basic and diluted net income (loss) per share	$(11.61)	$(10.70)	$(13.35)	$(55.38)

16. EQUITY TRANSACTIONS

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

        On October 26, 2001 we received proceeds of $50,000 from the issuance of 50,449,781 shares class A redeemable voting convertible preferred stock as part of our comprehensive recapitalization plan (see Note 8). The preferred stock is convertible into our common shares and accrues PIK dividends at 8%. The PIK dividends are for five years with acceleration provisions in the event of certain developments such as change in control or prepayments. After five years dividends may be payable in cash, at our option. In accordance with SOP 90-7, the Company is required to accrete payment in kind dividends during the Chapter 11 proceedings only to the extent that it is probable that such dividends will be paid or allowed pursuant to the proceedings. Under the proposed recapitalization plan, there will be no cash payments of dividends on the preferred stock. Therefore, the Company ceased accruing dividends on the unsecured notes as of the Petition Date. The contractual dividend amount reflected on the accompanying consolidated statement of operations represents the dividend accretion that would have been recognized under the relevant financing agreement had the Company not ceased accruing dividends as described above. As of December 31, 2002 and 2001, the accreted balance net of unamortized issuance costs was $50,829 and $46,346, respectively. The holders of the class A redeemable voting preferred stock have the right to designate two representatives for election to our Board of Directors.

        During January 2000, we granted 4,286 shares of restricted stock to an executive in connection with an employment agreement. The restricted stock granted resulted in total non-cash compensation of approximately $6,000 and was being ratably charged to operations over a three year vesting period.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

        NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ARTHUR ANDERSEN") IN CONNECTION WITH FOCAL COMMUNICATIONS CORPORATION FORM 10-K FILING FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT IS PURSUANT TO THE "TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS," ISSUED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS THAT ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN IN CONNECTION WITH THIS FILING ON FORM 10-K.

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

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 31, 2002

Schedule II

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Accounts	Balance at the Beginning of the Period	Charged to Cost and Expense	Deductions	Balance at the End of the Period
2000:
Allowance for Doubtful Accounts	$7,700	$6,987	$5,087	$9,600
2001:
Allowance for Doubtful Accounts	$9,600	$7,824	$8,424	$9,000
2002:
Allowance for Doubtful Accounts	$9,000	$27,649	$10,931	$25,718

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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
EXHIBIT INDEX
FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of December 31, 2002 and 2001 (Dollars in thousands, except per share amounts)
FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Years Ended December 31, 2002 (Dollars in thousands, except per share amounts)
FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS) For the Three Years Ended December 31, 2002 (Dollars in thousands)
FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Years Ended December 31, 2002 (Dollars in thousands)
FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts)
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  Schedule II
FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS