Form 10-Q
period 2003-03-31
FOCAL COMMUNICATIONS CORP
filed 2003-05-14
CIK 1059130

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to

Commission File No. 0-26821

FOCAL COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4167094 (I.R.S. Employer Identification Number)
200 North LaSalle Street, Suite 1100, Chicago, Illinois (Address of principal executive offices)	60601 (Zip Code)

Registrant's telephone number, including area code: (312) 895-8400

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

        The number of shares outstanding of the issuer's common stock, as of April 30, 2003:

Common stock ($.01 par value) 4,973,327 shares

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2003	2002
REVENUE:
Communications Services revenue	$41,458	$29,395
Wholesale revenue.	45,855	55,081

Total revenue.	87,313	84,476

EXPENSES:
Network expenses, excluding depreciation	47,664	40,705
Selling, general and administrative, excluding amortization	31,500	46,079
Bad debt expense	1,914	3,373
Depreciation and amortization	8,127	36,882
Reorganization costs	10,462	—
Restructuring costs	—	1,316

Total operating expenses	99,667	128,355

OPERATING LOSS	(12,354)	(43,879)

OTHER INCOME (EXPENSE):
Interest income	68	849
Interest expense (contractual interest expense and accretion was $7,432 for the three months ended March 31, 2003)	(2,729)	(12,863)
Other expense	(67)	(250)

Total other expense	(2,728)	(12,264)

NET LOSS	$(15,082)	$(56,143)
ACCRETION OF PAYMENT-IN-KIND DIVIDENDS ON CONVERTIBLE PREFERRED STOCK (contractual dividend accretion was $1,083 for the three months ended March 31, 2003)	—	(1,007)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(15,082)	$(57,150)

BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK	$(3.03)	$(11.61)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (AFTER GIVING RETROACTIVE EFFECT TO THE REVERSE STOCK SPLIT)	4,973,040	4,923,007

The accompanying condensed notes are an integral part
of these condensed consolidated financial statements.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,004	$26,223
Restricted cash and cash equivalents	4,550	5,693
Accounts receivable, net of allowance for doubtful accounts of $26,863 and $25,718 at March 31, 2003 and December 31, 2002, respectively	89,610	61,101
Other current assets	11,345	10,091

Total current assets	132,509	103,108

Property, plant and equipment, at cost	171,616	175,299
Less—accumulated depreciation and amortization	(16,431)	(8,843)

Property, plant and equipment, net	155,185	166,456

Other noncurrent assets	14,619	14,813

	$302,313	$284,377

LIABILITIES AND STOCKHOLDERS' DEFIENCY IN ASSETS
Current liabilities not subject to compromise:
Accounts payable	$31,077	$8,704
Accrued liabilities	20,759	14,303
Current maturities of capital lease obligations	590	572
Current liabilities subject to compromise:
Accounts payable	42,343	39,211
Accrued liabilities	6,563	6,233
Short-term debt, previously classified as long-term	340,567	340,567
Convertible notes, previously classified as long-term	109,526	109,526

Total current liabilities	551,425	519,116

Capital lease obligations, net of current maturities, not subject to compromise	27,293	27,446

Other noncurrent liabilities, not subject to compromise	6,035	6,268

Class A redeemable convertible preferred stock, net, subject to compromise	50,829	50,829

Stockholders' deficiency in assets:
Common Stock, $.01 par value; 250,000,000 shares authorized; 4,973,327 and 4,971,543 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	50	50
Additional paid-in capital	292,036	291,312
Deferred compensation	—	(371)
Accumulated deficit	(625,355)	(610,273)

Total stockholders' deficiency in assets	(333,269)	(319,282)

	$302,313	$284,377

The accompanying condensed notes are an integral part
of these condensed consolidated financial statements.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,082)	$(56,143)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,127	36,882
Non-cash compensation expense	1,095	1,920
Amortization of discount on senior notes	—	3,407
Loss on sale and abandonment of fixed assets	5,485	513
Payment in kind interest on convertible notes	—	2,043
Other	774	799
Changes in operating assets and liabilities:
Restricted cash	1,143	(133)
Accounts receivable	(28,509)	(14,060)
Other current assets	(1,254)	4,119
Accounts payable and accrued liabilities, not subject to compromise	28,829	(32,882)
Accounts payable and accrued liabilities, subject to compromise	3,462	—
Other non-current assets and liabilities, net	(39)	658

Net cash provided by (used in) operating activities	4,031	(52,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,416)	(10,680)

Net cash used in investing activities	(2,416)	(10,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	7,000
Payments on capital lease obligations and debt	(834)	(2,928)

Net cash (used in) provided by financing activities	(834)	4,072

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	781	(59,485)
CASH AND CASH EQUIVALENTS
Beginning of period	26,223	124,379

CASH AND CASH EQUIVALENTS
End of period	$27,004	$64,894

The accompanying condensed notes are an integral part
of these condensed consolidated financial statements.

FOCAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.    BASIS OF PRESENTATION

        The accompanying interim condensed consolidated financial statements ("financial statements") reflect all adjustments, consisting of normal recurring adjustments, which we believe are necessary to present fairly the financial statements in accordance with generally accepted accounting principles for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 28, 2003. The consolidated balance sheet at December 31, 2002 included herein was derived from our audited consolidated financial statements, but does not include all disclosures required under generally accepted accounting principles.

        On December 19, 2002 (the "Petition Date"), the Company filed a voluntary Chapter 11 bankruptcy petition with the United States Bankruptcy Court for the District of Delaware (the "Filing"). Accordingly, the accompanying financial statements have been prepared in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7"), as it relates to the accounting and presentation for matters affected by the bankruptcy proceeding. In accordance with SOP 90-7, the financial statements for the periods presented distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the Company.

        The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and repayment of liabilities in the ordinary course of business. However, as a result of the Company's default under the Credit Facility and Equipment Loan, and its recurring operating losses, negative cash flows from operating activities through 2002 and deficiency in assets, the realization of the Company's assets and repayment of its liabilities is subject to significant uncertainty. Although the Company has filed a proposed second amended plan of reorganization ("Amended Reorganization Plan") with the Bankruptcy Court, there can be no assurance that the Company will receive regulatory approval and successfully emerge from bankruptcy, or that its liquidity and capital resources will be sufficient to maintain its normal operations. The bankruptcy negotiations could materially change the amounts and classifications reported in the financial statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of these negotiations.

        Beginning in the fourth quarter of 2002, Focal began to classify revenue as either Communications Services revenue or Wholesale revenue. Communications Services revenue includes all revenue derived from sales to corporations, government entities, universities and services sold through its agent channel. Wholesale revenue includes all services derived from sales to value-added resellers, Internet service providers and carriers. Prior to the fourth quarter of 2002, Focal classified revenue as either Enterprise revenue or Internet Service Provider revenue. Enterprise revenue included all services sold to corporations, government entities, universities, carriers and value-added resellers and services sold through its agent channel. The revenue classification change was made to better align reporting with current revenue drivers and to provide additional insight into the Company's business. All prior period amounts have been reclassified to conform to the current period presentation.

        Certain other prior-period amounts have been reclassified to conform to the current period presentation. All periods have been restated to reflect the 35:1 reverse stock split that was effective March 11, 2002 (see Note 9).

2.    REORGANIZATION

Bankruptcy Proceedings

        In April 2003, Focal filed an Amended Reorganization Plan with the Bankruptcy Court. The principal terms of the Amended Reorganization Plan include:

  •
  Payment of $15,000 to reduce borrowings outstanding under the Company's senior secured credit facility ("Credit Facility") in December 2002;

  •
  Exchange of the $109,526 of senior convertible notes for 85% of $65,000 convertible preferred equity; and

  •
  Exchange of the claims held by the general unsecured creditors, including the holders of the 12.125% senior discount notes and 11.875% senior notes, for a pro-rata share of 15% of the $65,000 convertible preferred equity and warrants to purchase up to 25% of common stock of the reorganized company.

        In addition, the Amended Reorganization Plan includes opportunities for cost reduction and elimination of underutilized network capacity.

        As of May 14, 2003, unsecured creditors' pre-petition claims against the Company total $117,402. This excludes any claims related to our 1998 and 2000 Notes. The Company estimates that $30,659 of these claims are valid and represent pre-petition liabilities that have been recorded in the Company's financial statements. The Company believes that $86,743 of these claims are not valid. A significant portion of these claims are with vendors who are also customers and have related outstanding receivables that may be subject to set-off against their claims through the bankruptcy process. The Company continues to evaluate the validity of these claims and object where appropriate.

        The Bankruptcy Court approved the disclosure statement for the Amended Reorganization Plan by its order dated May 2, 2003 and scheduled a hearing for confirmation of the Amended Reorganization Plan for June 19, 2003.

        The implementation of the Amended Reorganization Plan is dependent upon a number of conditions typical in similar reorganizations, including bankruptcy court confirmation of the plan.

Accounting Impact of Bankruptcy Filing

        Liabilities subject to compromise reflected in the accompanying interim condensed consolidated financial statements refer to the liabilities of the company incurred prior to the Petition Date (other than those that have been allowed in the Chapter 11 proceedings). In accordance with SOP 90-7, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed on prepetition claims in the Chapter 11 proceedings and are subject to future adjustments. The Company is required to accrue interest expense and payment in kind interest and dividends during the Chapter 11 proceedings only to the extent that it is probable that such interest will be paid and allowed pursuant to the proceedings. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Amended Reorganization Plan, or other events.

        Reorganization expense of $10,462 for the three months ended March 31, 2003 consists of professional fees for financial advisory and legal services of $3,901, the loss on sale and abandonment of fixed assets of $5,472 and costs related to the Key Employee Retention Plan of $1,089.

3.    PROPERTY, PLANT AND EQUIPMENT

        Long-lived assets are stated at cost less impairment charges, which includes direct costs and capitalized interest, and are depreciated once placed in service using the straight line method.

        Property, plant and equipment consists of the following:

	March 31, 2003	December 31, 2002
Building and improvements	$4,840	$4,531
Communications network	93,027	91,803
Computer equipment	18,630	18,509
Leasehold improvements	28,091	32,324
Furniture and fixtures	3,251	3,594
Motor vehicles	203	236
Assets under capital lease	22,460	22,460
Construction in progress	1,114	1,842

	171,616	175,299
Less—Accumulated depreciation and amortization	(16,431)	(8,843)

Total	$155,185	$166,456

4.    DEBT

        Short-term debt, previously classified as long-term, consists of the following at March 31, 2003 and December 31, 2002:

1998 Notes, net of unamortized discount of $2,997	$131,633
2000 Notes, net of unamortized discount of $597	113,914
Equipment Loan	17,020
Senior Secured Credit Facility	78,000

Total	$340,567

        The interest on amounts drawn on the Credit Facility is variable based on our leverage ratio, as defined in the Credit Facility. The initial commitment fee on the unused portion of the Credit Facility was 1.5%, which was eliminated as part of the Filing. As part of our Amended Reorganization Plan we prepaid $15,000 under the Credit Facility in December 2002.

        We are currently in default on both the Credit Facility and the Equipment Loan and such default currently precludes additional borrowings. The defaults relate to non-compliance with both minimum revenue and minimum EBITDA covenants in the third quarter of 2002. Because of the default, we have reclassified our indebtedness under the Credit Facility, the Equipment Loan, the 1998 Notes, the 2000 Notes and the Convertible Notes to current in our condensed consolidated balance sheet. If we are not able to successfully emerge from bankruptcy, the senior lenders will be entitled to exercise their remedies under the Credit Facility and Equipment Loan which includes the right to accelerate the debt outstanding and the right to foreclose upon their collateral, which includes our existing cash balances.

        In accordance with SOP 90-7, the Company is required to accrue interest expense and payment in kind interest during the Chapter 11 proceedings only to the extent that it is probable that such interest will be paid and allowed pursuant to the proceedings. Under the Amended Reorganization Plan, there will be no cash payments of interest on the Notes or the Convertible Notes. Therefore, the Company ceased accruing interest on the 1998 Notes, 2000 Notes and the Convertible Notes as of the Petition Date. The contractual interest amounts reflected on the accompanying condensed consolidated statement of operations represents the interest expense that would have been accrued under the relevant financing agreements had the Company not ceased accruing interest as described above. We have continued to accrue interest on the Credit Facility and the Equipment Loan.

5.    STOCK BASED COMPENSATION

        We account for our stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense related to fixed employee stock options is recorded only if on the grant date the fair value of the underlying stock exceeds the exercise price. We have adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure and Amendment of FASB Statement No. 123" which allows entities to apply the provisions of APB No. 25 for transactions with employees and to provide pro forma net income disclosures as if the fair value based method of accounting, or minimum value method for private companies were applied. Under the Amended Reorganization Plan, stock options will be cancelled in conjunction with the Company's emergence from bankruptcy.

        The following table presents the pro forma disclosures:

	For the Three Months ended March 31,
	2003	2002
Net Loss Applicable to Common Shareholders—as reported	$(15,082)	$(57,150)
Add: Noncash compensation expense, net of tax	259	1,199
Deduct: Total stock option compensation expense under fair value method, net of tax	(1,123)	(1,906)

Pro forma—Net Loss Applicable to Common Shareholders	$(15,946)	$(57,857)

Basic and dilutive earnings per share:
As reported	$(3.03)	$(11.61)
Pro forma	$(3.21)	$(11.75)

        The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, compensation expense is recognized over the vesting period, and additional awards may also be granted.

        We utilized the Black-Scholes option pricing model to estimate the fair value of options at the date of grant during 2002. There were no option grants during the three months ended March 31, 2003. Principal assumptions used in applying the Black-Scholes model were as follows for the three months ended March 31, 2002:

Risk-free interest rates	4.7%
Expected life	5 years
Expected volatility	171.74%
Expected dividend yield	—
Weighted average fair value per option granted	$4.53

6.    LOSS PER SHARE

        Under the Amended Reorganization Plan, the Company's existing common stock, restricted common stock and stock options will be cancelled in conjunction with the Company's emergence from bankruptcy.

        We compute basic earnings per common share based on the weighted average number of shares of common stock outstanding for the period. This calculation excludes certain unvested shares of common stock held by our executives. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options and unvested shares of common stock. Since the adjustments required for the calculation of diluted weighted average common shares outstanding are anti-dilutive, this calculation has been excluded from the loss per share calculation for the three months ended March 31, 2003 and 2002. Our basic and diluted weighted average number of shares outstanding at March 31, 2003 and 2002 are as follows:

	March 31,
	2003	2002
	(Unaudited)
Basic Weighted Average Number of Common Shares Outstanding	4,973,040	4,923,007
Dilutive Stock Options, Unvested Common Shares and Warrants	117,288	50,974
Dilutive As-converted Preferred Stock	1,550,707	1,450,857
Dilutive As-converted Notes	3,101,413	2,901,559

Dilutive Weighted Average Number of Common Shares Outstanding	9,742,448	9,326,397

7.    SEGMENT INFORMATION

        We currently operate solely in the United States and are organized primarily on the basis of strategic geographic operating segments that provide telecommunications services in each respective geographic region. All of our geographic operating segments have been aggregated into one reportable segment, "Telecommunications Services," as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002.

        The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Our chief operating decision-maker views earnings before interest, taxes, depreciation and amortization ("EBITDA") coupled with capital expenditures as the primary measure of profit and loss. EBITDA also excludes reorganization costs, restructuring costs and non-cash compensation. The following represents information for our Telecommunications Services segment for the three months ended March 31, 2003 and 2002:

	March 31,
	2003	2002
	(Unaudited)
Revenue	$87,313	$84,476
EBITDA	22,800	15,962
Capital expenditures	2,416	10,680

        The following reconciles total segment EBITDA to our consolidated loss before income taxes and extraordinary gain for the three months ended March 31, 2003 and 2002:

	March 31,
	2003	2002
	(Unaudited)
Total EBITDA for reportable segment	$22,800	$15,962
Corporate EBITDA	(15,470)	(19,723)
Total Company EBITDA	7,330	(3,761)
Depreciation and amortization	(8,127)	(36,882)
Interest income	68	849
Interest expense	(2,729)	(12,863)
Other expense	(67)	(250)
Reorganization costs	(10,462)	—
Restructuring costs	—	(1,316)
Non-cash compensation expense	(1,095)	(1,920)

Net Loss	$(15,082)	$(56,143)

        The following reconciles our total segment assets to our consolidated total assets as of March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002
Total assets for reportable segment	$236,740	$217,469
Corporate Assets:
Cash and cash equivalents	27,004	26,223
Restricted cash and cash equivalents	4,550	5,693
Other current assets	2,590	2,977
Fixed assets, net	16,810	17,202
Other noncurrent assets	14,619	14,813

Total consolidated assets	$302,313	$284,377

8.    RESTRUCTURING

        We recorded a charge of $1,316 in the first quarter of 2002 as a result of an adjustment to the 2001 estimated restructuring costs. The $1,316 is comprised of $895 in cash paid for the abandonment of excess network facilities and $421 in network fixed asset write-downs.

        For the three months ended March 31, 2002, amounts paid in association with abandonment of excess network facilities, employee severance costs and other related charges totaled $2,744, $190 and $109, respectively.

        During the fourth quarter of 2002, we recorded a restructuring charge of $1,791 for employee severance costs related to a company-wide reduction in force. Unpaid restructuring costs of $211 are included in accrued liabilities (not subject to compromise) in our condensed consolidated balance sheet at December 31, 2002. For the three months ended March 31, 2003, amounts paid in association with employee severance costs were $211. There are no unpaid restructuring costs at March 31, 2003.

9.    EQUITY TRANSACTIONS

        Under the Amended Reorganization Plan, the Company's existing common stock, restricted common stock and stock options will be cancelled in conjunction with the Company's emergence from bankruptcy.

        During March 2002, we granted 248,787 stock options to employees and executive officers under our 1998 Equity and Performance Plan. The stock options were granted at $4.53 per share, the fair market value on the date of the grant, and vested 25% on January 1, 2003 and will vest 12.5% every six months thereafter. As of March 31, 2003, 109,694 shares remain unvested, 37,119 shares have vested and 101,974 shares have been returned to the Company due to employee departures.

        During the first quarter of 2002 we issued 352,857 shares of restricted common stock to certain management employees. As of March 31, 2003, 116,796 shares remain unvested, 74,629 shares have vested (of which 37,131 have been returned to the Company) and 161,432 shares have been returned to the Company due to employee departures. The restricted stock grant resulted in total non-cash compensation of approximately $723 which will be ratably charged to income over the vesting period. The stock vested 25% on January 1, 2003 and will vest 12.5% every six months for the following three years.

        On February 25, 2002, our Board of Directors approved a 35:1 reverse split of our common stock. Par value of our common stock remained at $.01 per share. The split was effective March 11, 2002. The effect of the stock split has been recognized retroactively in all share and per share data in the accompanying consolidated financial statements and notes to consolidated financial statements. Shareholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from the common stock account to the additional paid-in capital account.

10.    CONTINGENCIES

        The Company and its subsidiaries have been named in a number of lawsuits and certain are pending. The Company accrues for litigation exposure based upon its assessment, made in consultation with counsel, of the likely range of exposure stemming from the claim. The Company's litigation claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position. If current estimates for the cost of resolving any claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        General.    We provide voice and data services to communications-intensive users in major cities. We began operations in 1996 and initiated service first in Chicago in May 1997. We completed our initial 22 market build-out in 2001. In October 2002, we began providing service in Connecticut which allows us to offer services in a total of 23 markets. We leveraged the investment we had already made in the New York metropolitan area to provide service in Connecticut, with minimal incremental capital expenditures. As of March 31, 2003, we had 559,252 lines installed and in service.

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

        Beginning in the fourth quarter of 2002, we began to classify revenue as either Communications Services revenue or Wholesale revenue. Communications Services revenue includes all revenue derived from sales to corporations, government entities, universities and services sold through our agent channel. Wholesale revenue includes all services derived from sales to value-added resellers, Internet service providers and carriers. Prior to the fourth quarter of 2002, we classified revenue as either Enterprise revenue or Internet Service Provider revenue. Enterprise revenue included all services sold to corporations, government entities, universities, carriers and value-added resellers and services sold through our agent channel. The revenue classification change was made to better align reporting with current revenue drivers and to provide additional insight into the Company's business. All prior period amounts have been reclassified to conform to this presentation.

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

        Currently, Focal has these types of reciprocal compensation rate agreements with SBC Communications, Bell South and Verizon. In other markets not covered by these agreements, Focal is compensated under various rate plans prescribed by the Federal Communications Commission or state agencies. Under some state rate plans, Focal is not compensated for Internet Service Provider traffic. Because of the past legal and regulatory uncertainties regarding reciprocal compensation, Focal cannot predict the exact nature of any future agreements. If the future reciprocal compensation rates are different from the rates currently in effect, Focal may be affected either positively or negatively, depending on the direction and magnitude of the changes. Focal estimates that for every $0.0001 change in the reciprocal compensation per minute rate, revenue would change an average of $2.8 million on an annual basis. A $0.0001 change represents a 6.1% change from our current average reciprocal compensation billing rate.

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

        Non-recurring charges consist primarily of line installation expenses that we pay to other carriers for leasing their facilities at the time the service is established. Minute-based network expenses consist of long distance expenses and Inter-carrier compensation charges. Long distance expenses are charges that we pay to wholesale long distance service providers that we use to connect our customers to parties dialing outside of their local calling area. Inter-carrier compensation is compensation paid by carriers to terminate or originate traffic on each other's networks. Inter-carrier compensation rates are subject to regulatory oversight. There are two primary forms of Inter-carrier compensation: access charges and reciprocal compensation. We are subject to access charges, which are related to the origination and termination of long distance calls, and reciprocal compensation, which is related to the termination of local calls. Both long distance expenses and Inter-carrier compensation expenses are based on minutes of use and vary based on customer calling patterns.

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

        A key aspect of our "smart-build" strategy is that we only operate in Tier-1 markets which are served by multiple fiber providers. When traffic volumes grow sufficiently to justify investing in our own network, we have purchased our own fiber capacity. As of March 31, 2003 we were operating our own fiber networks in 10 of our markets.

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

        Reorganization costs consist of professional fees for financial advisory and legal services, costs incurred to terminate property leases, the loss on sale and abandonment of fixed assets and costs related to the Key Employee Retention Plan in connection with the Chapter 11 proceeding.

        Restructuring costs consist of expenses related to our October 2001 restructuring initiative and include costs associated with the abandonment of excess network facilities and the write-off of related network assets and other related costs.

Quarterly Operating Results

        The following table sets forth unaudited financial, operating and statistical data for each of the specified quarters of 2003 and 2002. The unaudited quarterly financial information has been prepared on the same basis as our Consolidated Financial Statements and, in our opinion, contains all normal recurring adjustments necessary to fairly state this information. The operating results for any quarter are not necessarily indicative of results for any future period.

	2003	2002
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Communications Services Revenue ($ in Thousands)	$41,458	$36,760	$33,295	$35,171	$29,395
Wholesale Revenue ($ in Thousands)	45,855	$38,174	$41,425	$59,237	$55,081
Reciprocal Compensation as % of Total Revenue	12%	9%	18%	17%	16%
Access as % of Total Revenue	18%	16%	17%	11%	14%
Days Sales Outstanding	92	73	79	87	110
Lines Sold During the Quarter	36,292	56,537	52,138	83,799	88,828
Gross Lines Installed During the Quarter	39,428	45,191	47,091	72,424	73,365
Lines Disconnected During the Quarter	67,157	149,414	74,884	57,379	64,197
Cumulative Net Lines Installed to Date(4)	559,252	586,981	691,204	718,997	703,952
Communications Services Lines	224,091	224,755	218,817	204,228	191,815
Wholesale Lines	335,161	362,226	472,387	514,769	512,137
Quarterly Minutes of Use (in Billions)	10.3	10.3	11.0	10.6	10.3
Markets in Operation	23	23	22	22	22
Circuit Switches Operational	23	28	28	28	28
Capital Expenditures ($ in Thousands)	$2,416	$4,649	$7,992	$14,210	$10,680
Employees(2)	796	818	1,125	1,205	1,278
Sales Force(3)	136	155	270	289	346

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

(4)
Included in the March 31, 2003 and December 31, 2002 access lines in service are 2,408 and 3,756 of Digital Subscriber Lines (DSL), respectively. Focal disconnected the 2,408 lines in April 2003, as a result of the decision to discontinue this service.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

        Operating Revenues. The following tables summarize our operating revenues for the three months ended March 31, 2003 and 2002:

	For the Three Months Ended March 31,
			Percent Change
	2003	2002
	(Dollars in Thousands)
Communications services revenue	$41,458	$29,395	41.0%
Wholesale revenue	45,855	55,081	(16.8)

Total revenue	$87,313	$84,476	3.4%

        Communications Services revenue increased $12.1 million for the three months ended March 31, 2003 compared to the same prior year period, primarily resulting from the net effect of the following:

  •
  An increase of 32,276 net Communications Services lines in service on a year over year basis, representing a 16.8% increase.

  •
  An increase in minutes of use to 1.4 billion for the first quarter of 2003 from 1.1 billion for the same period in 2002 representing a 31.6% increase. The increase in minutes of use is attributable to the increase in lines and our continuing focus on increasing telecommunication services to our larger corporate and national customers.

  •
  A decrease in carrier revenue in the first quarter of 2003 related to net non-recurring rate uncertainty and dispute resolutions of $0.6 million.

  •
  A decrease in access rates during the three months ended March 31, 2003 compared to the same period in 2002.

        Wholesale revenue decreased $9.2 million for the three months ended March 31, 2003 compared to the same prior year period primarily resulting from the following:

  •
  A decrease of 176,976 net Wholesale lines in service on a year over year basis, representing a 34.6% decrease. The decrease in lines is primarily the result of decreased sales as customers have significantly scaled back their expansion plans and increased disconnects. The increased disconnects are the result of customer financial difficulties including bankruptcies and liquidations, customers substantially scaling back operations and customers merging with or being acquired by other companies.

  •
  A decrease in carrier revenue in the first quarter of 2003 related to net non-recurring rate uncertainty and dispute resolutions of $2.6 million.

  •
  A decrease in access rates during the three months ended March 31, 2003 compared to the same period in 2002.

        Operating Expenses. The following tables summarize our operating expenses for the three months ended March 31, 2003 and 2002:

	For the Three Months Ended March 31,
(Dollars in Thousands)			Percent Change
	2003	2002
Network expenses, excluding depreciation	$47,664	$40,705	17.1%
Selling, general and administrative, excluding amortization	31,500	46,079	(31.6)
Bad debt expense	1,914	3,373	(43.3)
Depreciation and amortization	8,127	36,882	(78.0)
Reorganization costs	10,462	—	—
Restructuring costs	—	1,316	(100.0)

Total operating expenses	$99,667	$128,355	(22.4)%

        Network expenses increased $7.0 million for the three months ended March 31, 2003 compared to the same prior year period. The increase is primarily the result of the following:

  •
  An increase of 4.3% in average lines in service for the three months ended March 31, 2003 compared to the same prior year period.

  •
  An increase in the originating minutes of use to 2.3 billion for the three months ended March 31, 2003 from 0.7 billion for the same prior year period representing a 217% increase.

        As a result of the increase in revenue of $2.8 million, or 3.4%, and the increase in network expenses of $7.0 million, or 17.1%, our gross margin percent for the three months ended March 31, 2003 of 45.4% decreased from 51.9% for the same prior year period.

        Our SG&A expenses decreased $14.6 million for the three months ended March 31, 2003 compared to the same prior year period. The decrease is primarily the result of a decrease in salary and salary related costs due to a 37.7% headcount decline year over year and other cost saving efforts.

        The following table summarizes our allowance for doubtful accounts for the three months ended March 31, 2003 and 2002:

	For the Three Months Ended March 31,
	2003	2002
Allowance for Doubtful Accounts, beginning of period	$25,718	$9,000
Bad Debt Expense	1,914	3,373
Net Recoveries (Write-offs)	(769)	127

Allowance for Doubtful Accounts, end of period	$26,863	$12,500

        The higher level of bad debt expense during the three months ended March 31, 2002 as compared to the three months ended March 31, 2003 related to financial difficulties with several significant Wholesale customers.

        Depreciation and amortization decreased $28.8 million for the three months ended March 31, 2003 compared to the same prior year period. This decrease is a result of the reduction in our depreciable fixed asset base after we recorded a $210.2 million impairment loss on our fixed assets in the fourth quarter of 2002.

        During the first quarter of 2003, we incurred reorganization costs of $10.5 million relating to our Chapter 11 bankruptcy proceeding. These costs relate to professional fees for financial advisory and legal services, the loss on sale and abandonment of fixed assets and costs related to our Key Employee Retention Plan.

        During 2001, we revised our business plan to reflect several initiatives. In the first quarter of 2002, we recorded a charge of $1.3 million as a result of an adjustment to the previously estimated restructuring costs. The $1.3 million is comprised of $0.9 million in cash paid for the abandonment of excess network facilities and $0.4 million in network fixed asset write-downs.

        Other Expense. The following tables summarize our other expense for three months ended March 31, 2003 and 2002:

	For the Three Months Ended March 31,
(Dollars in Thousands)			Percent Change
	2003	2002
Interest income	$68	$849	(92.0)%
Interest expense	(2,729)	(12,863)	(78.8)
Other expense	(67)	(250)	(73.2)

Total other expense	$(2,728)	$(12,264)	(77.8)%

        Interest income decreased $0.8 million for the three months ended March 31, 2003 as compared to the same prior year period due to the decrease in our cash and cash equivalents during the three months ended March 31, 2003 compared to the same prior year period. Our interest expense decreased $10.1 million for the three months ended March 31, 2003 compared to the same prior year period. As a result of the bankruptcy filing, we have ceased to accrue interest expense on the 1998 and 2000 Notes and the Convertible Notes, as there will be no cash payments of interest on the 1998 Notes, 2000 Notes or the Convertible Notes in accordance with the Amended Reorganization Plan. We have continued to accrue interest on the Credit Facility and the Equipment Loan. Other expense remained consistent for the three months ended March 31, 2003 compared to the same prior year period.

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

        On December 19, 2002 ("the Petition Date"), the Company filed a voluntary Chapter 11 bankruptcy petition with the United States Bankruptcy Court for the District of Delaware ("the Filing"). Pre-filing negotiations with a number of the Company's substantial creditor constituencies allowed the Company to promptly file a plan of reorganization. Those and subsequent negotiations should allow the Company to complete its reorganization in an expeditious manner. The Filing includes Focal Communications Corporation, the parent company, and all of its operating subsidiaries. Prior to the Filing, we reached agreement with our senior bank lenders and holders of our $109.5 million of senior secured convertible notes ("Convertible Notes") as part of an overall reorganization plan which will reduce the Company's outstanding senior secured debt and strengthen its competitive position. The agreements resulted in the prepayment of $15.0 million to our senior bank lenders under our Credit Facility in December 2002. Based on discussions among the Company, the holders of the Convertible Notes and the official committee of unsecured creditors which includes representatives of holders of our 12.125% senior discount notes ("1998 Notes") and 11.875% senior notes ("2000 Notes"), in April 2003, the Company filed a second amended plan of reorganization ("Amended Reorganization Plan") and disclosure statement. The Bankruptcy Court approved the disclosure statement for the Amended Reorganization Plan by its order dated May 2, 2003. If confirmed by the Bankruptcy Court, the Amended Reorganization Plan provides that the $109.5 million of Convertible Notes would be exchanged for 85% of $65.0 million preferred equity. General unsecured creditors, including the holders of the 1998 and 2000 Notes, would receive a pro-rata share of 15% of the $65.0 million of preferred equity, in addition to warrants to purchase up to 25% of the common stock of the reorganized company. The Company's existing common stock, restricted common stock and stock options would be cancelled. The Amended Reorganization Plan has the support of the Company's senior bank lenders and holders of the Convertible Notes, as well as the official committee of unsecured creditors, and provides for no disruption to the Company's employees, customers, trade creditors, or overall operations. The Bankruptcy Court scheduled a hearing for confirmation of the Amended Reorganization Plan for June 19, 2003.

        As of May 14, 2003, unsecured creditors' pre-petition claims against the Company total $117.4 million. This excludes any claims related to our 1998 and 2000 Notes. The Company estimates that $30.7 million of these claims are valid and represent pre-petition liabilities that have been recorded in the Company's financial statements. The Company believes that $86.7 million of these claims are not valid. A significant portion of these claims are with vendors who are also customers and have related receivables that may be subject to set-off against their claims through the bankruptcy process. The Company continues to evaluate the validity of these claims and object where appropriate.

        During the first quarter of 2003, we have incurred $10.5 million in reorganization costs in association with the Chapter 11 proceeding, which relates to professional fees for financial advisory and legal services, the loss on the sale and abandonment of fixed assets and salary-related costs.

        Because of the default on the Credit Facility and Equipment loan, we have reclassified our indebtedness under the Credit Facility, the Equipment Loan, the 1998 Notes, the 2000 Notes and the Convertible Notes to current in our consolidated balance sheet.

        Based on current estimates, which are contingent upon a successful recapitalization of our balance sheet, we expect that our existing cash balances and future cash flows (expected to be provided from ongoing operations) will be sufficient to fully fund our operations, capital expenditures and debt service requirements as contemplated in our current business plan over the next 12 months. If we are not able to successfully emerge from bankruptcy, or if the lenders take possession of our existing cash balances, we will not be able to fund our current operations, capital expenditures and debt service requirements as contemplated in our business plan. There can be no assurance that our creditors will support our proposed reorganization, that the Amended Reorganization Plan will be confirmed by the bankruptcy court, or that it will not be subsequently modified. If we are not successful, the senior lenders under these facilities will be entitled to exercise their remedies under the Credit Facility and the Equipment Loan, which includes the right to accelerate the debt outstanding under such agreements and the right to foreclose upon their collateral, which includes our existing cash balances. As a result, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery to which our secured and unsecured creditors would receive in such a liquidation. As of March 31, 2003, we had an aggregate of $450.1 million of indebtedness, which consists of short- term debt of $340.6 million and convertible notes of $109.5 million.

        As a result of the Company's default under the Credit Facility and Equipment Loan and its recurring operating losses, negative cash flows from operating activities through 2002 and deficiency of assets, the realization of the Company's assets and repayment of its liabilities is subject to significant uncertainty. Although the Company has filed an Amended Reorganization Plan with the Bankruptcy Court, there can be no assurance that the Company will successfully recapitalize its balance sheet, receive regulatory approval and meet the other conditions necessary to emerge from bankruptcy, or that its liquidity and capital resources will be sufficient to maintain its normal operations. The ability of the Company to continue as a going concern is dependent upon a number of factors including, but not limited to, emergence from bankruptcy, customer and employee retention, and the Company's ability to continue to provide quality services. The bankruptcy negotiations could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of any change in business strategy or business plans as a result of these negotiations.

Cash and Cash Flows

        We had $27.0 million and $26.2 million in cash and cash equivalents available at March 31, 2003 and December 31, 2002, respectively. During the first quarter of 2003, the primary source of funding was cash provided by operating activities.

        Net cash provided by operating activities was $4.0 million for the three months ended March 31, 2003 compared to net cash used in operations of $52.9 million for the same prior year period. This increase is primarily the result of a $27.9 million increase in accounts payable during the first quarter of 2003, as compared to a decrease of $31.6 million during the first quarter of 2002. In addition there was an increase in accounts receivable of $28.5 million during the first quarter of 2003, compared to an increase in accounts receivable of $14.1 million during the first quarter of 2002. The increases in accounts payable and accounts receivable during the first quarter of 2003 are a result of our continuing reconciliation of receivables and payables with carriers that are both customers and vendors as we proceed through the bankruptcy process.

        Net cash used in investing activities, which reflects capital expenditures, was $2.4 million for the three months ended March 31, 2003 compared to $10.7 million for the same period in 2002. Capital expenditures for the three months ended March 31, 2003 and 2002 primarily reflect capital spending to support our Communications Services line growth, our Internet access services and the augmentation of our network in existing markets. The decrease for the three months ended March 31, 2003 compared to the same prior year period is a result of tightened spending in 2003 as compared to 2002 and a reduction in purchases under our products purchase agreement resulting from rejection of this contract in connection with the Filing.

        Net cash used in financing activities was $0.8 million for the three months ended March 31, 2003, compared to net cash provided by financing activities of $4.1 million for the same prior year period. The use of cash in 2003 reflects payments on our capital lease obligations. Financing activities in 2002 consist of borrowing on our Credit Facility of $7.0 million offset by payments on our debt and capital lease obligations of $2.9 million.

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

        During 1999, we entered into agreements with carriers for the acquisition of indefeasible rights of use for dark fiber transport capacity for a minimum of 10,800 fiber miles. The terms of the agreements are for 20 years with a total minimum commitment of approximately $71.0 million. One of these agreements has been accounted for as a capital lease. In June 2000, we signed an agreement with a carrier for the lease of fiber transport capacity for a five-year term and a minimum commitment of $135.6 million. The remaining commitment at March 31, 2003 is $28.1 million. Additionally, we are party to a products purchase agreement with a vendor that expires March 31, 2003. This agreement requires us to place orders for certain network products. The remaining commitment as of March 31, 2003 is $9.5 million under this agreement. The vendor party to this arrangement may have a material claim for damages arising from rejection of this contract in connection with the Filing.

        We utilized an Equipment Loan from a third party with a maximum borrowing level of $50.0 million. The Equipment Loan provided for, among other things, equipment drawdowns through December 31, 1999, and requires repayment based on 60 equal monthly installments of principal and interest for each drawdown. Due to the default on the Credit Facility and the Equipment Loan previously discussed, the Equipment Loan has been reclassified to short-term on our consolidated balance sheet. The outstanding balance of the Equipment Loan at March 31, 2003 is $17.0 million.

        The table below provides the payments due by period for our contractual obligations:

(Dollars in Thousands)	2003	2004	2005	2006	2007
Debt at face value	$344,161	$—	$—	$—	$—
Convertible Notes	109,526	—	—	—	—
Obligations under capital lease	2,514	3,352	3,352	3,352	3,352
Obligations under operating leases	14,301	14,448	14,854	14,891	14,960
Unconditional purchase obligations	37,682	30,000	15,000	—	—

Total Contractual Cash Obligations	$508,184	$47,800	$33,206	$18,243	$18,312

(Dollars in Thousands)	2008	2009	2010	2011	Thereafter
Debt at face value	$—	$—	$—	$—	$—
Convertible Notes	—	—	—	—	—
Obligations under capital lease	3,352	3,352	3,352	3,352	30,736
Obligations under operating leases	13,025	7,873	5,170	2,807	7,276
Unconditional purchase obligations	—	—	—	—	—

Total Contractual Cash Obligations	$16,377	$11,225	$8,522	$6,159	$38,012

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

Restructuring Charges

        In the first quarter of 2002, we recorded a charge of $1.3 million as a result of an adjustment to the 2001 restructuring costs. The $1.3 million is comprised of $0.9 million in cash paid for the abandonment of excess network facilities and $0.4 million in network fixed asset write-downs. For the three months ended March 31, 2002, amounts paid associated with the abandonment of excess network facilities, employee severance, and other related charges totaled $2.7 million, $0.2 million, and $0.1 million, respectively.

        During the fourth quarter of 2002, we recorded a restructuring charge of $1.8 million for employee severance costs related to a company-wide reduction in force. Unpaid restructuring costs of $0.2 are included in accrued liabilities (not subject to compromise) in our condensed consolidated balance sheet at December 31, 2002. There are no unpaid restructuring costs at March 31, 2003.

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

Effect of New Accounting Standards

Accounting for Asset Retirement Obligations

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 in the first quarter of 2003.

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

Accounting for Costs Associated with Exit or Disposal Activities

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 in the first quarter of 2003.

Accounting for Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure and Amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which are effective for fiscal years ending after December 15, 2002. Focal has not implemented the voluntary change to the fair value based method of accounting for stock-based compensation at December 31, 2002. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of this Statement are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the interim disclosure requirements of this Statement.

Accounting for Guarantees

        In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others—An Interpretation of FASB Statements 5, 57, and 107 and rescission of FASB Interpretation No. 34." This interpretation clarifies the requirements for guarantor's accounting for and disclosures of certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The Company adopted the provisions of FIN 45 in the first quarter of 2003.

Consolidation of Variable Interest Entities

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". This Interpretation requires that an enterprise's consolidated financial statements include variable interest entities in which the enterprise is the primary beneficiary. At March 31, 2003, the Company did not have any unconsolidated variable interest entities.

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

        A significant portion of our debt bears fixed interest rates, and accordingly, the fair market value of the debt is sensitive to changes in interest rates. We have no cash flow or earnings exposure due to market interest rate changes for our fixed debt obligations. The fair market value of our Credit Facility debt is not sensitive to changes in interest rates due to the variable interest rate feature of the debt instrument.

        The 1998 Notes, 2000 Notes and Credit Facility have all been reclassified to short-term on our consolidated balance sheet due to the default on the Credit Facility and the Equipment Loan. The weighted average interest rate of the Credit Facility is 6.75% at March 31, 2003. We have ceased accruing interest on our Notes as of the Petition Date. The fair market value of the debt is $85,474, which does not consider the default risk on the Credit Facility. For additional information about our debt obligations, see our Condensed Consolidated Financial Statements and accompanying condensed notes related thereto appearing elsewhere in this report.

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

        The Company's management, including our Chief Executive Officer and Chief Financial Officer, have concluded based on their evaluation performed as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"), that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

Item 1. Legal and Administrative Proceedings

        With the exception of the matter discussed in our Annual Report on Form 10-K, filed March 28, 2003, we are not aware of any material litigation against us. In the ordinary course of our business, we are involved in a number of regulatory proceedings before various state commissions and the FCC and other litigation.

Item 2. Changes in Securities and Use of Proceeds

        Not Applicable.

Item 3. Defaults Upon Senior Securities

        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable.

Item 5. Other Information

        Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number	Exhibit Description	Location
2.1	Proposed Second Amended Plan of Reorganization, as filed with the Delaware bankruptcy court on April 30, 2003	Filed herewith
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
(b)
Reports on Form 8-K

Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Signature	Title	Date

/s/ KATHLEEN PERONE Kathleen Perone	President, Chief Executive Officer and Director (Principal Executive Officer)	May 14, 2003
/s/ M. JAY SINDER M. Jay Sinder	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	May 14, 2003

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
Date: May 14, 2003
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
Date: May 14, 2003
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
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal and Administrative Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS